Form 10-Q
period 2000-01-04
El Pollo Loco, Inc.
filed 2004-05-14
CIK 1289729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 333-115486

El Pollo Loco, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0377527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3333 Michelson Drive, Suite 550

Irvine, California 92612

(Address of principal executive offices)

Registrant’s telephone number, including area code:

(949) 399-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of May 13, 2004, the registrant had 100 shares of its common stock, $.01 par value, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements contained within this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” “should,” “may,” “could” or words or phrases of similar meaning.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Also, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include our substantial level of indebtedness, food-borne-illness incidents, increases in the cost of chicken, our dependence upon frequent deliveries of food and other supplies, our vulnerability to changes in consumer preferences and economic conditions, our sensitivity to events and conditions in the greater Los Angeles area, our ability to compete successfully with other quick service and fast casual restaurants, our ability to expand into new markets, our reliance in part on our franchisees, our ability to support our expanding franchise system and litigation we face in connection with our operations. Actual results may differ materially due to these risks and uncertainties and those described in our Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on May 13, 2004.

PART I

Item 1.	Financial Statements

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

CONDENSED BALANCE SHEETS

DECEMBER 31, 2003 AND MARCH 31, 2004 (UNAUDITED) (In thousands)

	DECEMBER 31, 2003	MARCH 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,353	$7,190
Notes and accounts receivable—net	2,588	2,903
Inventories	1,225	1,023
Prepaid expenses and other current assets	2,562	3,229
Income taxes receivable	709	709
Deferred income taxes	2,893	2,893

Total current assets	15,330	17,947

PROPERTY OWNED—Net	59,397	58,966

PROPERTY HELD UNDER CAPITAL

LEASES—Net	5,907	5,622

GOODWILL	37,898	37,898

DOMESTIC TRADEMARKS	19,800	19,800

OTHER INTANGIBLE ASSETS—Net	25,852	25,150

OTHER ASSETS	679	633

TOTAL	$164,863	$166,016

See accompanying notes to condensed financial statements.

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL, Intermediate, Inc.)

CONDENSED BALANCE SHEETS

DECEMBER 31, 2003 AND MARCH 31, 2004 (UNAUDITED) (In thousands, except share data)

	DECEMBER 31, 2003	MARCH 31, 2004
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES:
Current portion of notes payable to SunTrust Bank	$3,667	$3,667
Current portion of obligations under capital leases	1,262	1,262
Current portion of other notes payable	1,222	1,102
Accounts payable	8,779	6,907
Accrued salaries	5,707	3,782
Accrued vacation	1,285	1,351
Accrued insurance	2,248	2,475
Income taxes payable	—	1,170
Accrued interest	367	2,911
Accrued advertising	279	1,565
Other accrued expenses and current liabilities	4,284	3,888

Total current liabilities	29,100	30,080

NONCURRENT LIABILITIES:
Senior secured notes	110,000	110,000
Notes payable to SunTrust Bank—less current portion	7,333	6,417
Obligations under capital leases—less current portion	7,922	7,636
Other notes payable—less current portion	1,824	1,722
Deferred income taxes	2,804	2,804
Other noncurrent liabilities	8,496	8,289

Total noncurrent liabilities	138,379	136,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIENCY:
Common stock, $.01 par value – 20,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in-capital	—	—
Accumulated deficit	(2,616)	(932)

Total stockholder’s deficiency	(2,616)	(932)

TOTAL	$164,863	$166,016

See accompanying notes to condensed financial statements.

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 26, 2003 AND MARCH 31, 2004 (UNAUDITED)

(In thousands)

	MARCH 26, 2003	MARCH 31, 2004

OPERATING REVENUE:
Restaurant revenue	$43,004	$50,454
Franchise revenue	2,976	3,387

Total operating revenue	45,980	53,841

OPERATING EXPENSES:
Product cost	13,156	15,554
Payroll and benefits	12,615	14,007
Depreciation and amortization	2,995	3,176
Other operating expenses	14,155	14,668

Total operating expenses	42,921	47,405

OPERATING INCOME	3,059	6,436

INTEREST EXPENSE—Net	1,577	3,582

INCOME BEFORE PROVISION FOR INCOME TAXES	1,482	2,854

PROVISION FOR INCOME TAXES	608	1,170

NET INCOME	874	1,684

OTHER COMPREHENSIVE LOSS:
Unrealized net loss on valuation of interest rate swap—net of income taxes of $6 for the three months ended March 26, 2003	(9)	—

COMPREHENSIVE INCOME	$865	$1,684

See accompanying notes to condensed financial statements.

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 26, 2003 AND MARCH 31, 2004 (UNAUDITED)

(In thousands)

	MARCH 26, 2003	MARCH 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$874	$1,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and intangible assets	2,994	3,176
Loss on disposal of assets	1	—
Amortization of deferred financing costs	118	293
Changes in operating assets and liabilities:
Notes and accounts receivable—net	(27)	(315)
Inventories	7	202
Prepaid expenses and other current assets	(103)	(667)
Income taxes receivable/payable	(197)	1,170
Other assets	(128)	46
Accounts payable	1,842	(443)
Accrued salaries and vacation	(1,190)	(1,859)
Accrued insurance	151	227
Accrued interest	695	2,544
Accrued advertising	820	1,286
Other accrued expenses and liabilities	(1,029)	(603)

Net cash provided by operating activities	4,828	6,741

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property	(1,857)	(2,121)

Net cash used in investing activities	(1,857)	(2,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of obligations under capital leases	(251)	(286)
Payments on notes payable	(1,859)	(1,138)
Proceeds from notes payable
Deferred financing costs	—	(1,359)

Net cash used in financing activities	(2,110)	(2,783)

(Continued)

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

CONDENSED STATEMENTS OF CASH FLOW

THREE MONTHS ENDED MARCH 26, 2003 AND MARCH 31, 2004 (UNAUDITED)

(In thousands)

	MARCH 26, 2003	MARCH 31, 2004

INCREASE IN CASH AND CASH EQUIVALENTS	$861	$1,837

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,895	5,353

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,756	$7,190

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for:

Interest	$1,171	$180

Income taxes	$805	$—

(Concluded)

See accompanying notes to condensed financial statements.

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying condensed financial statements are unaudited. El Pollo Loco, Inc. (the “Company”) prepared these condensed financial statements in accordance with the Securities and Exchange Commission’s instructions for Quarterly Reports on Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The accompanying financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto included in the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on May 13, 2004.

The Company uses a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2003, which ended December 31, 2003, was a 53-week fiscal year. Fiscal year 2004, which will end December 30, is a 52-week fiscal year.

The Company is a wholly-owned subsidiary of EPL Intermediate, Inc. (“EPLI”), which is a wholly-owned subsidiary of EPL Holdings, Inc. (“Holdings”).

2.	Stock-Based Compensation

The Company uses the intrinsic value method to account for employee stock options in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, the Company does not recognize compensation expense related to employee stock options if the exercise price of the options is equal to or greater than the market price of the underlying stock on the date of grant.

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the minimum value method of accounting. The Company has elected the “disclosure only” alternative permitted by SFAS No. 123 and has disclosed pro forma net income amounts using the minimum value method. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, the following pro forma disclosure is required.

Had compensation expense for the stock options in Holdings issued to and held by the Company’s employees and one member of its board of directors been recognized based on the minimum value on the grant date under the methodology prescribed by SFAS No. 123, the Company’s net income for the three months ended March 26, 2003 and March 31, 2004 would have been impacted as shown in the following table (in thousands):

	Three Months Ended
	March 26, 2003	March 31, 2004
Net income, as reported	$874	$1,684
Deduct:
Total stock based employee compensation expense determined under the minimum value based method for all awards, net of related tax effects	37	20

Pro forma net income	$837	$1,164

The minimum value of each option grant is estimated on the grant date using the following assumptions for the three months ended March 26, 2003 and March 31, 2004: risk-free interest rate of 3.28% and 3.31%, respectively; expected volatility of 0% for each period; an expected option life of 8.0 and 7.1 years, respectively, for each period; and no expected dividends for each period.

3.	Income Taxes

The Company recorded a provision for income taxes of $0.6 million and $1.2 million during the three months ended March 26, 2003 and March 31, 2004, respectively. The effective tax rate was 41.0% for both periods. The effective tax rate is higher than the statutory US federal income tax rate of 35% primarily due to the effect of state income taxes.

4.	Transaction with Related Parties

The Company expensed $0.1 million in both of the three months ended March 26, 2003 and March 31, 2004, for management services received from an affiliate of EPLI. These amounts are included in other operating expenses in the condensed statements of income and comprehensive income.

The Company had a receivable from affiliates of $0.3 million as of March 31, 2004.

5.	Commitments and Contingencies

There are various claims and pending legal actions against or indirectly involving the Company, including claims asserted by employees and other matters. It is the opinion of management, after considering a number of factors, including but not limited to the current status of litigation (including any settlement discussions), the views of retained counsel, the nature of the litigation and the prior experience of the Company, that the ultimate disposition of these matters will not materially affect the financial position or results of operations of the Company.

The Company has employment agreements with certain officers and others within the Company. These agreements expire at various dates through 2004.

6.	Recent Accounting Pronouncements

In December 2003, the FASB issued FIN No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. The adoption of FIN 46R did not have a material impact on the Company’s financial position or results of operations as the Company has no interest in any variable interest entities.

7.	Senior Secured Notes Payable

On December 19, 2003, the Company issued $110.0 million aggregate principal amount of senior secured notes due 2009 (“Senior Secured Notes”) in a private offering. Interest accrues at 9.25% per annum and is payable semi-annually in June and December. Principal is due December 18, 2009. The Company has agreed to make an offer no later than August 15, 2004 to exchange the Senior Secured Notes for registered, publicly tradable notes that have substantially identical terms as the Senior Secured Notes. The Senior Secured Notes are secured by a second-priority lien on substantially all of the Company’s and EPLI’s assets and a pledge from EPLI of all its outstanding stock of the Company. The Company may, at its option, redeem some or all of the Senior Secured Notes prior to their maturity.

The Company incurred approximately $5.7 million of direct costs in connection with this offering. These costs have been capitalized and are included in other intangible assets as deferred financing costs in the accompanying condensed balance sheets. Concurrent with the closing of the Senior Secured Notes, the Company amended its existing bank credit facility as described in Note 8.

The Company used $39.5 million of the proceeds from the Senior Secured Notes offering to reduce its previously existing bank notes payable and used $70.0 million of the proceeds to pay a dividend to EPLI. EPLI applied the proceeds from the dividend to repurchase all of the outstanding shares of its preferred stock in an aggregate amount of $20.1 million and to make a distribution to Holdings in the amount of $49.9 million, which Holdings subsequently distributed to its shareholders. In connection with that distribution, Holdings reduced the exercise price of outstanding common stock options in Holdings previously issued to Company management and one member of the Company’s Board of Directors (the “Option Holders”). In addition, the Company accrued in December 2003 and paid the Option Holders in January 2004 $1.9 million in bonuses. The Company will make additional cash bonus payments to the Option Holders related to the revaluation of the stock options at various times through 2009 subject to their continued employment and other conditions; these payments are estimated to aggregate approximately $1.1 million. The combined effect of the reduction in the exercise price of the options and the cash bonus payments is to restore the approximate economic position of the Option Holders to that existing immediately before the dividend to the shareholders of Holdings.

8.	SunTrust Bank Credit Facility

In connection with the Senior Secured Notes offering discussed in Note 7, the Company’s Credit Facility with SunTrust Bank was amended on December 19, 2003. The amended Credit Facility consists of a $15.0 million revolving loan (the “Revolver”) and an $11.0 million term loan (the “Term Loan” and together with the Revolver, the “Amended Credit Facility”). The Revolver has a $10.0 million sub-limit for letters of credit and a $5.0 million sub-facility. The Revolver and Term Loan mature on December 31, 2006. Availability of credit under the Revolver is governed by a borrowing base, determined as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement. The Amended Credit Facility is secured by a first-priority pledge by Holdings of all of the outstanding stock of EPLI, a first priority pledge by EPLI of all of the Company’s outstanding stock and a first priority security interest in substantially all the Company’s tangible and intangible assets. In addition, the Amended Credit Facility is guaranteed by EPLI and Holdings.

At December 31, 2003 and March 31, 2004, the Company had $11.0 million and $10.1 million, respectively, outstanding under the Term Loan. At December 31, 2003 and March 31, 2004, the Company did not have any borrowings outstanding under the Revolver, but did have $4.6 million and $5.2 million in outstanding letters of credit at December 31, 2003 and March 31, 2004, respectively.

9.	EPL Intermediate, Inc. Senior Discount Notes

In March of 2004, EPLI sold $70.0 million in aggregate principal amount at maturity of 12½% Senior Discount Notes due 2010 (the “Intermediate Notes”). The Intermediate Notes are unsecured. EPLI realized gross proceeds of $39.0 million from the sale of the Intermediate Notes. After offering expenses of approximately $2.0 million, the net proceeds of approximately $37.0 million were used to make a cash distribution to Holdings, which applied the proceeds to pay a cash dividend to its stockholders. In connection with this transaction, the Company expects to incur approximately $1.3 million in expenses in the second quarter of fiscal 2004 relating to the revaluation of options it previously issued to Company management and one member of its Board of Directors to purchase shares of common stock of Holdings.

Although the Company is not obligated to pay any of EPLI’s obligations related to the Intermediate Notes, EPLI is a holding company whose only material asset is the Company’s outstanding common stock. Therefore, the principal source of the cash required to pay the obligations of EPLI is the cash that the Company generates from its operations. No cash interest will accrue on the Intermediate Notes prior to March 15, 2009. Instead, the principal value of the Intermediate Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including March 15, 2009 at a rate of 12½% per annum compounded annually, so that the accreted value of the Intermediate Notes on March 15, 2009 will be equal to the full principal amount at maturity. Beginning on March 15, 2009, cash interest will accrue on the Intermediate Notes at an annual rate of 12½% per annum payable in arrears on March 15, 2010. Principal is also due March 15, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our condensed unaudited financial statements and related notes thereto included elsewhere in this filing. This report contains certain “forward-looking statements” within the meaning of federal securities laws. See “Forward-looking Statements” above.

We use a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal year 2003, which ended December 31, 2003, was a 53-week fiscal year. Because fiscal 2003 had 53 weeks as compared to a normal 52 weeks, we have included in this report same-store sales comparisons for periods in 2003 compared to 2004 on a calendar month basis. Therefore, the first quarter fiscal year 2003 and 2004 comparisons compare weeks two through 14 of fiscal 2003 with weeks one through 13 of fiscal 2004 because fiscal 2003 had 53 weeks as compared to a normal 52 weeks. Unless otherwise indicated, all other comparisons under this heading between the first quarters of fiscal years 2003 and 2004 refer to the 13-week periods ended March 26, 2003 and March 31, 2004. References to “our restaurant system” mean both company-operated and franchised restaurants. Unless otherwise indicated, references to “our restaurants” or results or statistics attributable to one or more restaurants without expressly identifying them as company-operated, franchise or the entire restaurant system mean our company-operated restaurants only.

Overview

El Pollo Loco, Inc. (the “Company,” “we,” “us” and “our”) owns, operates and franchises quick service restaurants (“QSR”) specializing in marinated flame-grilled chicken. As of March 31, 2004, our restaurant system had 316 restaurants, consisting of 137 company-operated and 179 franchised locations, located principally in California, with additional restaurants in Arizona, Nevada and Texas. In the first quarter of 2004, one new company and one new franchise restaurant opened. Our typical restaurant is a free-standing building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 60 customers and allowing drive-thru service.

Our total revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties, franchise fees and sublease rental income. For the three-month period ended March 31, 2004, same-store sales for restaurants systemwide increased 13.1% over the three-month period ended March 26, 2003. We expect that same-store sales will continue to increase through the remainder of fiscal 2004, but that the rate of increase will moderate as we start comparing same-store sales to relatively strong comparable quarters from the previous year that were impacted by similar factors, including price increases.

The increase in company-operated restaurant revenue since 2001 is due to growth in new company-operated restaurants and to increases in same-store sales, which includes price increases over this period. We expect to open four to eight company-operated restaurants per year over the next few years, which is consistent with our company-operated restaurant growth since 2001. Many factors can influence sales at all or specific restaurants, including increased competition, strength of marketing promotions, the restaurant manager’s operational execution and changes in local market conditions and demographics.

Franchise revenue consists of royalties, initial franchise fees and franchise rental income. Royalties average 4% of the franchisees’ net sales. We believe that new franchise restaurant growth will increase as we sign development agreements with experienced franchisees in new and existing markets. We are currently marketing to both new and existing franchisees in several states, including California, Nevada, Arizona and Texas. In fiscal 2003, we entered into area development agreements that, beginning in the fourth quarter of 2004 but primarily in fiscal years 2005, 2006 and 2007, will result in area development fees being recognized when the related restaurants open. We sublease facilities to certain franchisees and the sublease rent is included in our franchise revenue. This revenue exceeds rent payments made under the lease that are included in franchise expense. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect the portion of franchise revenue attributable to franchise rental income to decrease over time.

Product cost includes food and paper costs. This expense is our largest single expense, is subject to increase or decrease based on commodity cost changes, and depends in part on the success of controls we have in place to manage product cost in the restaurants. In February 2004, our contracts with our chicken suppliers expired. We have entered into new one-year contracts that expire in February 2005 with our primary suppliers that increase the price that we pay for chicken. We estimate that the higher contract prices will increase our product cost by over $1.5 million for fiscal 2004. In anticipation of increased chicken prices, we implemented menu price increases averaging 1.0% in January 2004. In addition, based on current market conditions, we believe that the cost of chicken could increase again when these one-year contracts expire.

Payroll and benefits make up the next largest single expense. Payroll and benefits have been and remain subject to inflation, including salaries due to minimum wage increases and expenses for health insurance and workers’ compensation insurance. Workers’ compensation insurance costs are subject to a number of factors, and although the state of California recently passed legislation designed to reduce workers’ compensation insurance expense to employers, we cannot predict whether such legislation will actually reduce our workers’ compensation insurance expense. We have continued to see a reduction in the number of workers’ compensation claims due to employee safety initiatives that we began implementing in fiscal 2003.

Restaurant other operating expense includes occupancy, advertising and other costs such as utilities, repair and maintenance, janitorial and cleaning and operating supplies.

Franchise expense consists almost entirely of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect franchise expense as a percentage of franchise revenue to decrease over time. Expansion of our franchise operations does not require us to incur material additional capital expenditures. We have flexibility to market to new and existing franchisees in all states that do not require registration of our franchise offering circular and states (such as California) where we have completed the regulatory registration process.

In December of 2003, we offered and sold $110.0 million in aggregate principal amount of 9¼% Senior Secured Notes due 2009 (the “Senior Secured Notes”). We used the gross proceeds from the sale of such notes, along with cash on hand, to reduce our outstanding bank debt by $39.5 million, to make a cash distribution to our parent, EPL Intermediate, Inc., in the amount of $70.0 million and to pay transaction-related fees and expenses of $5.7 million. EPL Intermediate, Inc. applied the proceeds received from us to repurchase all of the outstanding shares of its preferred stock in an aggregate amount of $20.1 million and to make a distribution to its parent, EPL Holdings, Inc., in the amount of $49.9 million. EPL Holdings, Inc. applied the proceeds received from EPL Intermediate, Inc. to make a dividend on its outstanding common stock. In connection with the sale of the Senior Secured Notes, we amended our senior credit agreement, which now provides for an $11.0 million term loan facility and a $15.0 million revolving credit facility (which was undrawn as of March 31, 2004, except for $5.2 million in outstanding letters of credit).

In March of 2004, our parent, EPL Intermediate, Inc., offered and sold $70 million in aggregate principal amount at maturity of 12½% Senior Discount Notes due 2010 (the “Intermediate Notes”). The net proceeds of the offering, after deducting expenses, were approximately $37 million, which EPL Intermediate, Inc. used to make a cash dividend to EPL Holdings, Inc. EPL Holdings, Inc. used the proceeds received from EPL Intermediate, Inc. to make a dividend on its outstanding common stock. Although we are not obligated to pay any of EPL Intermediate, Inc.’s obligations, EPL Intermediate, Inc. is a holding company whose only material asset is our outstanding common stock. Therefore, the principal source of the cash required to pay the obligations of EPL Intermediate, Inc. is the cash that we generate from our operations.

General and administrative expense is expected to increase as a result of the sale of the Senior Secured Notes and the Intermediate Notes and the requirement to exchange both notes for registered notes under the Securities Act of 1933, as amended. We will incur expenses due to rating agency fees, higher directors and officers insurance, compliance with laws relating to corporate governance and public disclosure, and to the revaluation of common stock options of EPL Holdings, Inc. as a result of these two transactions. In addition, in the first quarter of fiscal 2004 we began to incur additional costs associated with developing disclosure controls and procedures and implementing the level of internal controls required for a company with registered securities. We expect these costs to increase in future periods. General and administrative expense will also increase as a result of the new bonus arrangements that we implemented in connection with the sale of the Senior Secured Notes and the Intermediate Notes.

Results of Operations

Our operating results for the three months ended March 26, 2003 and March 31, 2004 are expressed as a percentage of restaurant revenue below:

	Three Months Ended
	3/26/03	3/31/04
Income Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	30.6	30.8
Payroll and benefits	29.3	27.8
Depreciation and amortization	7.0	6.3
Other operating expenses	32.9	29.1
Operating income	7.1	12.8
Interest expense	3.7	7.1
Income before income taxes	3.4	5.7
Net income	2.0	3.3

Supplementary Income Statement Data:
Restaurant other operating expense	21.2	18.3
Franchise expense	1.9	1.5
General and administrative expense	9.8	9.2
Total other operating expenses	32.9	29.1

    Three Months Ended March 31, 2004 Compared to Three Months Ended March 26, 2003

Restaurant revenue increased $7.5 million, or 17.3%, to $50.5 million for the three-month period ended March 31, 2004 from $43.0 million for the three-month period ended March 26, 2003. This increase was primarily due to an additional $5.9 million in restaurant revenue resulting from a 12.1% increase in company-operated same-store sales for the 2004 period from the 2003 period, which was primarily due to a stronger economy, new product introductions and menu price increases averaging 1% in each of May 2003 and January 2004. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s one-year anniversary. The increase in restaurant revenue was also due in part to $0.4 million in sales generated from one restaurant that opened in 2004 combined with $1.8 million from four restaurants opened and one restaurant acquired from a franchisee in fiscal 2003. Restaurant revenue was reduced $0.7 million by the sale to franchisees of two restaurants and the closure of one restaurant in fiscal 2003.

Franchise revenue increased $0.4 million, or 13.8%, to $3.4 million for the three-month period ended March 31, 2004 from $3.0 million for the three-month period ended March 26, 2003. This increase is primarily due to an increase in royalties resulting from a 14.1% increase in franchise same-store sales.

Product cost increased $2.4 million, or 18.2%, to $15.6 million for the three-month period ended March 31, 2004 from $13.2 million for the three-month period ended March 26, 2003. These costs as a percentage of restaurant revenue increased slightly to 30.8% for the 2004 period from 30.6% for the 2003 period. The increase resulted from higher cost products being offered as part of promotional discount programs in the 2004 period compared to the 2003 period and higher chicken prices in March as our new contract took effect, but the effect of this increase on margins was offset by the menu price increases that we implemented in May 2003 and January 2004.

Payroll and benefit expenses increased $1.4 million, or 11.0%, to $14.0 million for the three-month period ended March 31, 2004 from $12.6 million for the three-month period ended March 26, 2003. The increase in these costs relates to three additional restaurants and to additional hourly labor to support increased same-store sales. However, as a percentage of restaurant revenue, these costs decreased 1.5% to 27.8% for the 2004 period from 29.3% for the 2003 period. This decrease was due primarily to the positive impact that the strong same-store sales in the 2004 period had on labor costs as we added a lower percentage of labor to support incremental sales at existing restaurants. The decrease was also due to a number of initiatives that we began implementing in fiscal 2003 to reduce labor costs, including employee safety measures and a labor matrix used to improve labor scheduling and efficiencies in the daily store opening and closing process.

Depreciation and amortization increased $0.2 million, or 6.0%, to $3.2 million for the three-month period ended March 31, 2004 compared to $3.0 million for the three-month period ended March 26, 2003. These costs as a percentage of restaurant revenue decreased 0.7% to 6.3% for the 2004 period compared to 7.0% for the 2003 period. This percentage decrease is primarily due to the increased same-store sales as this expense is relatively fixed and does not fluctuate with changes in sales volumes.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $0.1 million, or 1.3%, to $9.2 million for the three-month period ended March 31, 2004 from $9.1 million for the three-month period ended March 26, 2003. These costs as a percentage of restaurant revenue decreased 2.9% to 18.3% for the 2004 period from 21.2% for the 2003 period. This decrease is primarily due to the higher same store sales leverage on the relatively fixed nature of these costs and due to lower electricity costs.

Franchise expense consists almost entirely of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense was consistent at $0.8 million for the three-month periods ended March 31, 2004 and March 26, 2003.

General and administrative expense increased $0.4 million, or 10.6%, to $4.6 million for the three-month period ended March 31, 2004 from $4.2 million for the three-month period ended March 26, 2003. The increase is due to salary and bonus increases and the filling of vacant supervisor and support staff positions. These costs as a percentage of restaurant revenue decreased 0.6% to 9.2% for the 2004 period from 9.8% for the 2003 period due to the relative fixed nature of these costs in relation to the strong increase in same-store sales experienced in the 2004 period.

Interest expense, net of interest income, increased $2.0 million, or 127.1%, to $3.6 million for the three-month period ended March 31, 2004 from $1.6 million for the three-month period ended March 26, 2003. This increase is due to our issuance of the Senior Secured Notes in December 2003, partially offset by lower outstanding balances on our term loan under our senior credit facility. Our average debt balances for the 2004 period increased to $132.5 million compared to $79.4 for the 2003 period and our average interest rate increased to 8.75% for the 2004 period compared to 3.48% for the 2003 period.

Our provision for income taxes consisted of income tax expense of $1.2 million and $0.6 million for the three-month periods ended March 31, 2004 and March 26, 2003, respectively, or an effective tax rate of 41.0% for both periods.

Net income as a percentage of restaurant revenue increased to 3.3% for the three-month period ended March 31, 2004 compared to 2.0% for the three-month period ended March 26, 2003 primarily due to the positive impact of the strong same-store sales, offset partially by higher interest expense.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. Our indebtedness at March 31, 2004 was $131.8 million. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the $15.0 million revolving portion of our senior credit facility will be adequate to meet our future liquidity needs for the foreseeable future. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we acquire restaurants from franchisees, our debt service requirements could increase. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Working Capital and Cash Flows

We presently have, in the past have had, and may have in the future, negative working capital balances. The working capital deficit principally is the result of our investment to build new restaurants, remodel and replace or improve equipment in company-operated restaurants, and to acquire new restaurant information systems. We do not have significant receivables or inventories and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales and franchise revenue not needed immediately to pay for food and supplies or to finance receivables or inventories typically have been used for the capital expenditures referenced above and/or debt service payments under our existing indebtedness.

Operating Activities. We had net cash provided by operating activities of $6.7 million for the three-month period ended March 31, 2004 compared with net cash provided by operating activities of $4.8 million for the three-month period ended March 26, 2003. The increase in cash provided by operating activities of $1.9 million in the 2004 period compared to the 2003 period was primarily attributable to increased net income in the 2004 period and increased accrued expense in 2004 related to a high deductible workers’ compensation insurance program, under which we pay the claims as incurred, whereas our previous guaranteed cost insurance program in 2002 effectively required prepayment of claims. These increases in operating activities were partially offset by the timing of accounts payable in the 2004 period compared to the 2003 period. In January 2004, we made $1.9 million in cash bonus payments related to the revaluation of stock options to acquire shares of the common stock of EPL Holdings, Inc. in connection with the sale of the Senior Secured Notes. An additional $1.3 million in cash was paid in April 2004 to make similar cash bonus payments in connection with the sale of the Intermediate Notes.

Investing Activities. We had net cash used in investing activities of $2.1 million for the three-month period ended March 31, 2004 compared with net cash used in investing activities of $1.9 million for the three-month period ended March 26, 2003. The increase in cash used in investing activities of $0.2 million was related to timing of expenditures for new store construction. We expect to incur capital expenditures of approximately $2.4 million in April 2004 related to the acquisition of two franchise restaurants in the greater Los Angeles area. We expect to spend approximately $14.0 million in capital expenditures in fiscal 2004, which includes $2.4 million in capital expenditures to complete the company-operated restaurant remodel program, $2.4 million to complete the rollout of new restaurant computer systems in our company-operated restaurants, and approximately $5.0 million to build new company-operated restaurants.

Financing Activities. We had net cash used in financing activities of $2.8 million for the three-month period ended March 3,1 2004 compared with net cash used in financing activities of $2.1 for the three-month period ended March 26, 2003. The increase in cash used in financing activities in the 2004 period was attributable to $1.4 million in deferred financing costs related to the issuance of the Senior Secured Notes that were paid in 2004, offset partially by $0.7 million less payments on the term loan portion of our senior credit facility.

Debt and Other Obligations

Our senior credit facility provides for an $11.0 million term loan and $15.0 million in revolving availability, with a $10.0 million sublimit for letters of credit. In addition, we have $110.0 million outstanding in aggregate principal amount of the Senior Secured Notes.

At March 31, 2004, we had certain secured loan commitments, which were assumed in connection with purchases of restaurants from franchisees, of approximately $2.4 million.

We have capital leases relating to the building portion of certain land and building leases. These assets are amortized over the life of the respective lease.

At March 31, 2004, we had outstanding letters of credit totaling $5.2 million, which served as collateral for our various workers’ compensation insurance programs.

Franchisees pay a monthly advertising fee of 4% of gross sales for the Los Angeles designated market area or 5% of gross sales for other markets. Pursuant to our Uniform Franchise Offering Circular, we contribute, where we have company-operated restaurants, to the advertising fund on the same basis as franchised restaurants. Under our franchise agreements, we are obligated to use all advertising fees collected from franchisees to purchase, develop and engage in advertising, public relations and marketing activities to promote the El Pollo Loco brand.

In connection with the issuance of the Senior Secured Notes and the dividend paid by EPL Holdings, Inc. shortly thereafter, the exercise prices of outstanding options to purchase shares of the common stock of EPL Holdings, Inc. were adjusted. In addition, we accrued in December 2003 and paid option holders in January 2004 $1.9 million in bonuses. We will make additional cash bonus payments to the option holders related to the revaluation of the stock options at various times through 2009 subject to continued employment and other conditions, which we estimate will aggregate approximately $1.1 million. The combined effect of the adjustment to the exercise price and such cash bonus payments was to restore the approximate economic position of such option holders to that existing immediately before the dividend that EPL Holdings, Inc. paid to its stockholders following the sale of the Senior Secured Notes.

In connection with the sale of by EPL Intermediate, Inc. of the Intermediate Notes in March 2004 and the dividend paid by EPL Holdings, Inc. shortly thereafter, the exercise prices of outstanding options to purchase shares of the common stock of EPL Holdings, Inc. were adjusted. In addition, we accrued and paid option holders in April 2004 $1.3 million in bonuses. We will make additional cash bonus payments to the option holders related to the revaluation of the stock options at various times through 2009 subject to continued employment and other conditions, which we estimate will aggregate approximately $1.0 million. The combined effect of the adjustment to the exercise price and such cash bonus payments will be to restore the approximate economic position of such option holders to that existing immediately before the dividend that EPL Holdings, Inc. paid to its stockholders following the sale of the Intermediate Notes.

No cash interest will accrue on the Intermediate Notes prior to March 15, 2009. Instead, the principal value of the Intermediate Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including March 15, 2009 at a rate of 12½% per annum compounded annually, so that the accreted value of the Intermediate Notes on March 15, 2009 will be equal to the full principal amount at maturity. Beginning on March 15, 2009, cash interest will accrue on the Intermediate Notes at an annual rate of 12½% per annum payable in arrears on March 15, 2010. Principal is also due March 15, 2010.

As of March 31, 2004, we were in compliance with all of the covenants contained in our senior credit facility and in the indenture governing the Senior Secured Notes.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to recoverability of fixed assets, intangible assets, closed restaurants, workers’ compensation insurance and contingent liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

We assess recoverability of property and equipment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property should be assessed for impairment. Such events or changes may include a significant change in the business climate in a particular market or trade area or a current-period operating or cash flow loss combined with historical loss or projected future losses. If an event occurs or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. Our assessments of cash flows represent our best estimate as of the time of the impairment review and are consistent with our internal planning. If different cash flows had been estimated in the current period, the property and equipment balances could have been materially impacted. Factors that we must estimate when performing impairment tests include, among other items, sales volume, prices, inflation, marketing spending, and capital spending.

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective December 27, 2001. SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, we are no longer required to amortize goodwill and other intangible assets with indefinite lives, but rather we subject them to periodic testing for impairment. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets.

Deferred financing costs are recorded at cost and amortized using the effective interest method over the terms of the related notes.

We self-insure a significant portion of our workers’ compensation and general liability insurance plans. The full extent of certain claims, in many cases, may not become fully determined for several years. We, therefore, estimate the potential obligation for liabilities that have been incurred but not yet reported based upon historical data and experience and use an outside consulting firm to assist us in developing these estimates. Although management believes that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on our financial results.

In the normal course of business, we must make continuing estimates of potential future legal obligations and liabilities, which require the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different than management estimates, and adjustments to income could be required.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in interest rates.

We are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior credit facility that are payable at floating rates of interest.

On July 31, 2002, we entered into an interest rate swap agreement based on the notional amount of $27,983,000 with an effective date of December 31, 2002 and a maturity date of December 31, 2004. Interest rate swap agreements are used to reduce the potential impact of interest rate fluctuations. In connection with the amendment of our senior credit facility in December 2003, we terminated the agreement at a cost of $0.6 million. We do not plan to enter into any new swap or hedging arrangement with respect to our senior credit facility.

We do not consider the change in fair value of our long-term fixed rate debt resulting from a hypothetical 10% fluctuation in interest rates, as of March 31, 2004 to be material.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the or the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls over financial reporting or in other factors that have materially affected that are reasonably likely to materially affect our internal controls over financial reporting subsequent to the date we completed our evaluation.

PART II

Item 4.	Submission of Matters to a Vote of Security Holders.

On January 15, 2004, the Company’s sole stockholder, EPL Intermediate, Inc., acted by written consent in lieu of the Annual Meeting of Stockholders and reelected the following directors to serve until the next Annual Meeting of Stockholders:

Stephen E. Carley
Michael G. Fisch
David L. Horing
Glenn B. Kaufman
Dennis J. Lombardi
Elizabeth E. Varet

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number	Description of Documents
3.1(1)	Certificate of Incorporation of El Pollo Loco, Inc.
3.2(1)	By-Laws of El Pollo Loco, Inc.
4.1(1)	Indenture, dated as of December 19, 2003, among El Pollo Loco, Inc., EPL Intermediate, Inc. and The Bank of New York, as Trustee
4.2(1)	Registration Rights Agreement, dated as of December 19, 2003, between El Pollo Loco, Inc. and Jeffries & Company, Inc.
10.1(1)	Fourth Amendment to Credit Agreement, dated as of March 17, 2004, among EPL Intermediate, Inc., El Pollo Loco, Inc., the lenders party thereto and SunTrust Bank
10.2(1)	Form of Option Adjustment and Special Bonus Agreement, dated April 10, 2004
10.3(1)*	Letter Agreement, dated January 23, 2004, between Gold Kist Inc. and El Pollo Loco, Inc.
10.4(1)*	Letter Agreement, dated February 5, 2004, between Gold Kist Inc. and El Pollo Loco, Inc.
10.5(1)*	Letter Agreement, dated February 5, 2004, between Pilgrims Pride Corporation and El Pollo Loco, Inc.
31.1	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Certain confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a Confidential Treatment Request.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed on May 13, 2004.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL POLLO LOCO, INC.

Date:	May 13, 2004	By:	/s/ Stephen E. Carley

Stephen E. Carley Chief Executive Officer

		By:	/s/ Joseph Stein

Joseph Stein Chief Financial Officer