Form 10-Q/A
period 2004-03-31
El Pollo Loco, Inc.
filed 2004-08-04
CIK 1289729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

As of August 2, 2004, the registrant had 100 shares of its common stock, $.01 par value, outstanding.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include our substantial level of indebtedness, food-borne-illness incidents, increases in the cost of chicken, our dependence upon frequent deliveries of food and other supplies, our vulnerability to changes in consumer preferences and economic conditions, our sensitivity to events and conditions in the greater Los Angeles area, our ability to compete successfully with other quick service and fast casual restaurants, our ability to expand into new markets, our reliance in part on our franchisees, our ability to support our expanding franchise system and litigation we face in connection with our operations. Actual results may differ materially due to these risks and uncertainties and those described in our Registration Statement on Form S-4/A (Registration no. 333-115486) as filed with the Securities and Exchange Commission on August 4, 2004.

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

The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto included in the Company’s Registration Statement on Form S-4/A (Registration No. 333-115486) as filed with the Securities and Exchange Commission on August 4, 2004.

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

Franchise revenue consists of royalties, initial franchise fees and franchise rental income. Royalties average 4% of the franchisees’ net sales. We believe that new franchise restaurant growth will increase as we sign development agreements with experienced franchisees in new and existing markets. We are currently marketing to both new and existing franchisees in all states except Virginia. In fiscal 2003, we entered into area development agreements that, beginning in the fourth quarter of 2004 but primarily in fiscal years 2005, 2006 and 2007, will result in area development fees being recognized when the related restaurants open. We sublease facilities to certain franchisees and the sublease rent is included in our franchise revenue. This revenue exceeds rent payments made under the lease that are included in franchise expense. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect the portion of franchise revenue attributable to franchise rental income to decrease over time.

Product cost includes food and paper costs. This expense is our largest single expense, is subject to increase or decrease based on commodity cost changes, and depends in part on the success of controls we have in place to manage product cost in the restaurants. In February 2004, our contracts with our chicken suppliers expired. We entered into new one-year contracts that expire in February 2005 with our current suppliers that increased the price that we pay for chicken. We estimate that the higher contract prices will increase our product cost by over $1.5 million for fiscal 2004. In anticipation of increased chicken prices, we implemented menu price increases averaging 1.0% in January 2004. In addition, based on current market conditions, we believe that the cost of chicken could increase again when these one-year contracts expire.

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

Product cost increased $2.4 million, or 18.2%, to $15.6 million for the three-month period ended March 31, 2004 from $13.2 million for the three-month period ended March 26, 2003. These costs as a percentage of restaurant revenue were relatively consistent at 30.8% for the 2004 period from 30.6% for the 2003 period. This 0.2% increase resulted from the percentage of costs to revenues increasing 0.7% due to higher cost products being offered as part of promotional discount programs in the 2004 period compared to the 2003 period and 0.3% from higher chicken prices in March as our new contracts took effect, offset by the menu price increases that we implemented in May 2003 and January 2004 that reduced the percentage by 0.8%.

Payroll and benefit expenses increased $1.4 million, or 11.0%, to $14.0 million for the three-month period ended March 31, 2004 from $12.6 million for the three-month period ended March 26, 2003. The increase in these costs is due to $0.5 million resulting from net three additional restaurants and $0.9 million resulting from additional hourly labor to support increased same-store sales. However, as a percentage of restaurant revenue, these costs decreased 1.5% to 27.8% for the 2004 period from 29.3% for the 2003 period. This decrease was due primarily to the positive impact that the strong same-store sales in the 2004 period had on labor costs as we added a lower percentage of labor to support incremental sales at existing restaurants. The decrease was also due to a number of initiatives that we began implementing in fiscal 2003 to reduce labor costs, including employee safety measures and a labor matrix used to improve labor scheduling and efficiencies in the daily store opening and closing process.

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

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $0.1 million, or 1.3%, to $9.2 million for the three-month period ended March 31, 2004 from $9.1 million for the three-month period ended March 26, 2003. These costs as a percentage of restaurant revenue decreased 2.9% to 18.3% for the 2004 period from 21.2% for the 2003 period. The higher same store sales leverage on the relatively fixed nature of these costs resulted in 1.7% of this decrease and lower electricity costs accounted for 0.7% of the decrease.

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

General and administrative expense increased $0.4 million, or 10.6%, to $4.6 million for the three-month period ended March 31, 2004 from $4.2 million for the three-month period ended March 26, 2003. Salary and bonus increases and the filling of vacant supervisor and support staff positions resulted in $0.1 million and $0.2 million, respectively, of the increase. These costs as a percentage of restaurant revenue decreased 0.6% to 9.2% for the 2004 period from 9.8% for the 2003 period due to the relative fixed nature of these costs in relation to the strong increase in same-store sales experienced in the 2004 period.

Interest expense, net of interest income, increased $2.0 million, or 127.1%, to $3.6 million for the three-month period ended March 31, 2004 from $1.6 million for the three-month period ended March 26, 2003. This increase is due to $2.7 million in additional interest expense related to our issuance of the Senior Secured Notes in December 2003, partially offset by $0.7 million in reduced interest expense due to lower outstanding balances on our term loan under our senior credit facility. Our average debt balances for the 2004 period increased to $132.5 million compared to $70.4 million for the 2003 period and our average interest rate increased to 8.75% for the 2004 period compared to 3.48% for the 2003 period.

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

As of March 31, 2004, we were in compliance with all of the covenants contained in our senior credit facility and in the indenture governing the Senior Secured Notes. As of such date we calculated all relevant ratios under our senior credit facility as follows:

•	our ratio of “funded debt” to “Adjusted EBITDA” (as such terms are defined in the senior credit agreement) was 3.48 to 1;

•	our ratio of “senior funded debt” to “Adjusted EBITDA” (as such terms are defined in the senior credit agreement) was 0.68 to 1;

•	our “interest coverage ratio” (as such term is defined in the senior credit agreement) was 3.11 to 1; and

•	our “fixed charge coverage ratio” (as such term is defined in the senior credit agreement) was 1.26 to 1.

These four ratios were permitted to be no greater than 4.75 to 1, no greater than 1.5 to 1, no less than 2.0 to 1 and no less than 1.1 to 1, respectively, as of such date. As of March 31, 2004, we calculated our “fixed charge coverage ratio” (as such term is defined in the indenture governing the notes), the only relevant ratio under our indenture, at 2.91 to 1. Until December 15, 2005, the indenture permits us to incur indebtedness if our fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if such indebtedness had been incurred at the beginning of such four-quarter period.

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

We assess recoverability of property and equipment on a restaurant-by-restaurant basis in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property should be assessed for impairment. Such events or changes may include a significant change in the business climate in a particular market or trade area or a current-period operating or cash flow loss combined with historical loss or projected future losses. If an event occurs or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. Our assessments of cash flows represent our best estimate as of the time of the impairment review and are consistent with our internal planning. If different cash flows had been estimated in the current period, the property and equipment balances could have been materially impacted. Factors that we must estimate when performing impairment tests include, among other items, sales volume, prices, inflation, marketing spending, and capital spending. With respect to closed restaurants, assets, if any, are reflected at their estimated net realizable value; liabilities of closed restaurants, which consist principally of lease obligations, are recognized at their contractual obligation, reduced by estimated future sublease income. We have not closed any restaurants during the periods presented except for normal lease expirations.

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

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

EL POLLO LOCO, INC.

Date:	August 4, 2004	By:	/s/ Stephen E. Carley
Stephen E. Carley Chief Executive Officer

		By:	/s/ Joseph Stein
Joseph Stein Chief Financial Officer