Form 10-Q
period 2004-06-30
El Pollo Loco, Inc.
filed 2004-08-16
CIK 1289729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

(949) 399-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 16, 2004, the registrant had 100 shares of its common stock, $.01 par value, outstanding.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include our substantial level of indebtedness, food-borne-illness incidents, increases in the cost of chicken, our dependence upon frequent deliveries of food and other supplies, our vulnerability to changes in consumer preferences and economic conditions, our sensitivity to events and conditions in the greater Los Angeles area, our ability to compete successfully with other quick service and fast casual restaurants, our ability to expand into new markets, our reliance in part on our franchisees, our ability to support our expanding franchise system and litigation we face in connection with our operations. Actual results may differ materially due to these risks and uncertainties and those described in our Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-115486) as filed with the Securities and Exchange Commission on August 11, 2004.

PART I

Item 1.	Financial Statements

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL, Intermediate, Inc.)

CONDENSED BALANCE SHEETS

(UNAUDITED) (In thousands)

	DECEMBER 31, 2003	JUNE 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,353	$1,717
Notes and accounts receivable—net	2,588	2,735
Inventories	1,225	1,085
Prepaid expenses and other current assets	2,562	2,964
Income taxes receivable	709	709
Deferred income taxes	2,893	2,893

Total current assets	15,330	12,103

PROPERTY OWNED—Net	59,397	61,732

PROPERTY HELD UNDER CAPITAL LEASES—Net	5,907	6,139

GOODWILL	37,898	39,028
DOMESTIC TRADEMARKS	19,800	19,800
OTHER INTANGIBLE ASSETS	25,852	24,563
OTHER ASSETS	679	668

TOTAL ASSETS	$164,863	$164,033

See accompanying notes to condensed financial statements.

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL, Intermediate, Inc.)

CONDENSED BALANCE SHEETS

(UNAUDITED) (In thousands, except share data)

LIABILITIES AND STOCKHOLDER’S DEFICIENCY	DECEMBER 31, 2003	JUNE 30, 2004

CURRENT LIABILITIES:
Current portion of notes payable to SunTrust Bank	$3,667	$3,667
Current portion of obligations under capital leases	1,262	1,266
Current portion of other notes payable	1,222	1,022
Accounts payable	8,779	7,812
Accrued salaries	5,707	3,428
Accrued vacation	1,285	1,340
Accrued insurance	2,248	2,661
Income taxes payable	—	862
Accrued interest	409	598
Accrued advertising	279	2,178
Other accrued expenses and current liabilities	4,242	4,049

Total current liabilities	29,100	28,883

NONCURRENT LIABILITIES:
Senior secured notes	110,000	110,000
Notes Payable to SunTrust Bank—less current portion	7,333	5,500
Obligations under capital leases—less current portion	7,922	8,212
Other notes payable—less current portion	1,824	1,634
Deferred income taxes	2,804	2,804
Other noncurrent liabilities	8,496	8,093

Total noncurrent liabilities	138,379	136,243

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S DEFICIENCY:
Common stock, $.01 par value—20,000 shares authorized, 100 shares issued and outstanding
Additional paid-in-capital	—	—
Accumulated other comprehensive income	—	—
Accumulated Deficit	(2,616)	(1,093)

Total stockholder’s equity deficiency	(2,616)	(1,093)

TOTAL	$164,863	$164,033

See accompanying notes to condensed financial statements.

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL, Intermediate, Inc.)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	13 Weeks Ended June 30,		26 Weeks Ended June 30,
	2003	2004	2003	2004
OPERATING REVENUE:
Restaurant revenue	$47,000	$52,150	$90,004	$102,604
Franchise revenue	3,290	3,539	6,266	6,926

Total operating revenue	50,290	55,689	96,270	109,530

OPERATING EXPENSES:
Product cost	14,068	16,407	27,224	31,961
Payroll and benefits	12,921	14,020	25,536	28,027
Depreciation and amortization	3,096	3,255	6,091	6,431
Other operating expenses	14,331	18,742	28,486	33,410

Total operating expenses	44,416	52,424	87,337	99,829

OPERATING INCOME	5,874	3,265	8,933	9,701
INTEREST EXPENSE	1,512	3,537	3,089	7,119

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	4,362	(272)	5,844	2,583
PROVISION (BENEFIT) FOR INCOME TAXES	1,788	(111)	2,396	1,059

NET INCOME (LOSS)	2,574	(161)	3,448	1,523
OTHER COMPREHENSIVE LOSS:
Unrealized net loss on valuation of interest rate swap—net of income taxes of $23 and $17 for the 13 weeks and 26 weeks ended June 30, 2003, respectively	(25)	—	(34)	—

COMPREHENSIVE INCOME (LOSS)	$2,549	($161)	$3,414	$1,523

See accompanying notes to condensed financial statements.

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL, Intermediate, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	26 Weeks Ended June 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,448	$1,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and intangible assets	6,091	6,431
Loss on disposal of assets	20	159
Amortization of deferred financing costs	239	589
Changes in operating assets and liabilities:
Notes and accounts receivable—net	(242)	(147)
Inventories	(34)	140
Prepaid expenses and other current assets	(626)	(402)
Income taxes receivable/payable	1,162	862
Other assets	(131)	11
Accounts payable	2,783	486
Accrued salaries and vacation	465	(2,224)
Accrued insurance	1,053	413
Accrued interest	(288)	189
Accrued advertising	101	1,899
Other accrued expenses and current liabilities	218	(594)

Net cash provided by operating activities	14,259	9,335

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property	(6,396)	(8,717)

Net cash used in investing activities	(6,396)	(8,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of obligations under capital leases	(516)	(599)
Payments on notes payable	(3,466)	(2,224)
Deferred financing costs	—	(1,431)

Net cash used in financing activities	(3,982)	(4,254)

(Continued)

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL, Intermediate, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	26 Weeks Ended June 30,
	2003	2004
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$3,881	($3,636)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,895	5,353

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,776	$1,717

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for:

Interest	$2,007	$5,389

Income taxes	$1,236	$197

(Concluded)

See accompanying notes to condensed financial statements.

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto included in the Company’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-115486) as filed with the Securities and Exchange Commission on August 11, 2004.

The Company uses a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2003, which ended December 31, 2003, was a 53-week fiscal year. Fiscal year 2004, which will end December 29, is a 52-week fiscal year. For simplicity of presentation, the Company has described the 13 week and 26 week periods ended June 25, 2003 as June 30, 2003. The Wednesday nearest to June 30, 2004 coincided with June 30, 2004.

The Company is a wholly-owned subsidiary of EPL Intermediate, Inc. (“EPLI”), which is a wholly-owned subsidiary of EPL Holdings, Inc. (“Holdings”).

2.	Sale and Acquisitions of Restaurants

In April 2004, the Company acquired the assets of two previously franchised restaurants (Cathedral City restaurants). The purchase price of $2.4 million consisted of cash and was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The Company’s preliminary allocation of the purchase price to the fair value of the acquired assets is as follows: property, $1.3 million, and goodwill and other intangibles, $1.1 million. Results of operations of the Cathedral City restaurants are included in the Company’s financial statements beginning April 2004.

3.	Stock-Based Compensation

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

Had compensation expense for the stock options in Holdings issued to and held by the Company’s employees and one member of its board of directors been recognized based on the minimum value on the grant date under the methodology prescribed by SFAS No. 123, the Company’s net income for the periods ended June 30, 2003 and 2004 would have been impacted as shown in the following table (in thousands):

	13 Weeks Ended, June 30,		26 Weeks Ended, June 30,
	2003	2004	2003	2004
Net income (loss), as reported	$2,574	$(161)	$3,448	$1,523
Deduct:
Total stock based employee compensation expense determined under the minimum value based method for all awards, net of related tax effects	32	21	64	41

Pro forma net income (loss)	$2,542	$(182)	$3,384	$1,482

The minimum value of each option grant is estimated on the grant date using the following assumptions for the 26 weeks ended June 30, 2003 and 2004: risk-free interest rate of 2.84% and 4.35%, respectively; expected volatility of 0% for each period; an expected option life of 7.7 and 7.3 years, respectively, for each period; and no expected dividends for each period.

4.	Senior Secured Notes Payable

On December 19, 2003, the Company issued $110.0 million aggregate principal amount of senior secured notes due 2009 (“Senior Secured Notes”) in a private offering. Interest accrues at 9.25% per annum and is payable semi-annually in June and December. Principal is due December 18, 2009. The Company commenced an offer on August 12, 2004 to exchange the Senior Secured Notes for registered, publicly tradable notes that have substantially identical terms as the Senior Secured Notes. The Senior Secured Notes are secured by a second-priority lien on substantially all of the Company’s and EPLI’s assets and a pledge from EPLI of all its outstanding stock of the Company. The Company may, at its option, redeem some or all of the Senior Secured Notes prior to their maturity.

The Company incurred approximately $5.7 million of direct costs in connection with this offering. These costs have been capitalized and are included in other intangible assets as deferred financing costs in the accompanying condensed balance sheets. Concurrent with the closing of the Senior Secured Notes, the Company amended its previously existing bank credit facility as described in Note 5.

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

5.	SunTrust Bank Credit Facility

In connection with the Senior Secured Notes offering discussed in Note 4, the Company’s Credit Facility with SunTrust Bank was amended on December 19, 2003. The amended Credit Facility consists of a $15.0 million revolving loan (the “Revolver”) and an $11.0 million term loan (the “Term Loan” and together with the Revolver, the “Amended Credit Facility”). The Revolver has a $10.0 million sub-limit for letters of credit and a $5.0 million sub-facility. The Revolver and Term Loan mature on December 31, 2006. Availability of credit under the Revolver is governed by a borrowing base, determined as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement. The Amended Credit Facility is secured by a first-priority pledge by Holdings of all of the outstanding stock of EPLI, a first priority pledge by EPLI of all of the Company’s outstanding stock and a first priority security interest in substantially all the Company’s tangible and intangible assets. In addition, the Amended Credit Facility is guaranteed by EPLI and Holdings.

At December 31, 2003 and June 30, 2004, the Company had $11.0 million and $9.2 million, respectively, outstanding under the Term Loan. At December 31, 2003 and June 30, 2004, the Company did not have any borrowings outstanding under the Revolver, but did have $4.6 million and $5.7 million in outstanding letters of credit at December 31, 2003 and June 30, 2004, respectively. As of December 31, 2003 and June 30, 2004, the Company had $10.4 million and $9.3 million available for borrowing under the revolver, respectively.

6.	EPL Intermediate, Inc. Senior Discount Notes

In March of 2004, EPLI sold $70.0 million in aggregate principal amount at maturity of 12½% Senior Discount Notes due 2010 (the “Intermediate Notes”). The Intermediate Notes are unsecured. EPLI realized gross proceeds of $39.0 million from the sale of the Intermediate Notes. After offering expenses of approximately $2.0 million, the net proceeds of approximately $37.0 million were used to make a cash distribution to Holdings, which applied the proceeds to pay a cash dividend to its stockholders. In connection with this transaction, the Company incurred approximately $1.3 million in expenses in April 2004 related to the revaluation of options it previously issued to

Company management and one member of its Board of Directors to purchase shares of common stock of Holdings. The Company will make additional cash bonus payments to the Option Holders related to the revaluation of the stock options at various times through 2009 subject to their continued employment and other conditions; these payments are estimated to aggregate approximately $1.0 million. The combined effect of the reduction in the exercise price of the options and the cash bonus payments is to restore the approximate economic position of the Option Holders to that existing immediately before the dividend to the shareholders of Holdings.

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

7.	Commitments and Contingencies

There are various claims and pending legal actions against or indirectly involving the Company, including claims asserted by employees and other matters. It is the opinion of management, after considering a number of factors, including but not limited to the current status of litigation (including any settlement discussions), the views of retained counsel, the nature of the litigation, the prior experience of the Company and the amounts that the Company has accrued for known contingencies, that the ultimate disposition of these matters will not materially affect the financial position or results of operations of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed unaudited financial statements and related notes thereto included elsewhere in this filing. This report contains certain “forward-looking statements” within the meaning of federal securities laws. See “Forward-looking Statements” above.

We use a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal year 2003, which ended December 31, 2003, was a 53-week fiscal year. Because fiscal year 2003 had 53 weeks as compared to a normal 52 weeks, we have included in this report same-store sales comparisons for periods in 2003 compared to 2004 on a calendar month basis. Therefore, the second quarter fiscal year 2003 and 2004 same store sales comparisons compare weeks 15 through 27 of fiscal 2003 with weeks 14 through 26 of fiscal 2004 because fiscal 2003 had 53 weeks as compared to a normal 52 weeks. Similarly, the first six months 2003 and 2004 same store sales comparison compare weeks 2 through 27 of fiscal 2003 with weeks 1 through 26 of fiscal 2004. Unless otherwise indicated, all other comparisons under this heading between the second quarters and first six months of fiscal years 2003 and 2004 refer to the 13-week and 26-week periods ended June 30, 2003 and 2004, respectively. References to “our restaurant system” mean both company-operated and franchised restaurants. Unless otherwise indicated, references to “our restaurants” or results or statistics attributable to one or more restaurants without expressly identifying them as company-operated, franchise or the entire restaurant system mean our company-operated restaurants only.

Overview

El Pollo Loco, Inc. (the “Company,” “we,” “us” and “our”) owns, operates and franchises quick service restaurants (“QSR”) specializing in marinated flame-grilled chicken. As of June 30, 2004, our restaurant system had 317 restaurants, consisting of 139 company-operated and 178 franchised locations, located principally in California, with additional restaurants in Arizona, Nevada and Texas. In the second quarter of 2004, we opened one new company-operated and two new franchise restaurants, we acquired two franchise restaurants, we closed one company store and a franchisee temporarily closed one store. Our typical restaurant is a freestanding building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 60 customers and allowing drive-thru service.

Our total revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties, franchise fees and sublease rental income. For the 26 weeks ended June 30, 2004, same-store sales for restaurants systemwide increased 10.4% over the 26 weeks ended June 30, 2003. This six month result decreased from the 13.1% same-store sales increase for restaurants systemwide in the first quarter of fiscal 2004. We expect that same-store sales will continue to be positive through the remainder of fiscal 2004, but that the rate of increase will continue to moderate as we start comparing same-store sales to relatively strong comparable quarters from the previous year that were impacted by similar factors, including price increases.

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

Franchise revenue consists of royalties, initial franchise fees and franchise rental income. Royalties average 4% of the franchisees’ net sales. We believe that new franchise restaurant growth will increase as we sign development agreements with experienced franchisees in new and existing markets. We currently have the approvals necessary to market to both new and existing franchisees in all states except Virginia. In fiscal year 2003, we entered into area development agreements that, beginning in the fourth quarter of 2004 but primarily in fiscal years 2005, 2006 and 2007, will result in area development fees being recognized when the related restaurants open. We sublease facilities to certain franchisees and the sublease rent is included in our franchise revenue. This revenue exceeds rent payments made under the leases that are included in franchise expense. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect the portion of franchise revenue attributable to franchise rental income to decrease over time.

Product cost includes food and paper costs. This expense is our largest single expense, is subject to increase or decrease based on commodity cost changes, and depends in part on the success of controls we have in place to manage product cost in the restaurants. In February 2004, our contracts with our chicken suppliers expired. We entered into new one-year contracts that expire in February 2005 with our current suppliers that increased the price that we pay for chicken. We estimate that the higher contract prices will increase our product cost by over $1.5 million for fiscal year 2004. In anticipation of increased chicken prices, we implemented menu price increases averaging 1.0% in January 2004. In addition, based on current market conditions, we believe that the cost of chicken could increase again when these one-year contracts expire.

Payroll and benefits make up the next largest single expense. Payroll and benefits have been and remain subject to inflation, including salaries due to minimum wage increases and expenses for health insurance and workers’ compensation insurance. Workers’ compensation insurance costs are subject to a number of factors, and although the state of California recently passed legislation designed to reduce workers’ compensation insurance expense to employers, we cannot predict whether such legislation will actually reduce our workers’ compensation insurance expense. We have continued to see a reduction in the number of workers’ compensation claims due to employee safety initiatives that we began implementing in fiscal year 2003.

Restaurant other operating expense includes occupancy, advertising and other costs such as utilities, repair and maintenance, janitorial and cleaning and operating supplies.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. Franchise expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect franchise expense as a percentage of franchise revenue to decrease over time. Expansion of our franchise operations does not require us to incur material additional capital expenditures.

In December of 2003, we offered and sold $110.0 million in aggregate principal amount of 9¼% Senior Secured Notes due 2009 (the “Senior Secured Notes”). We used the gross proceeds from the sale of such notes, along with cash on hand, to reduce our outstanding bank debt by $39.5 million, to make a cash distribution to our parent, EPL Intermediate, Inc., in the amount of $70.0 million and to pay transaction-related fees and expenses of $5.7 million. EPL Intermediate, Inc. applied the proceeds received from us to repurchase all of the outstanding shares of its preferred stock in an aggregate amount of $20.1 million and to make a distribution to its parent, EPL Holdings, Inc., in the amount of $49.9 million. EPL Holdings, Inc. applied the proceeds received from EPL Intermediate, Inc. to make a dividend on its outstanding common stock. In connection with the sale of the Senior Secured Notes, we amended our senior credit agreement, which now provides for an $11.0 million term loan facility and a $15.0 million revolving credit facility (which was undrawn as of June 30, 2004, except for $5.7 million in outstanding letters of credit).

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

General and administrative expense has increased and is expected to continue to increase as a result of the sale of the Senior Secured Notes and the Intermediate Notes and the requirement to exchange both notes for registered notes under the Securities Act of 1933, as amended. We have incurred and will incur additional expenses due to rating agency fees, higher directors and officers insurance, compliance with laws relating to corporate governance and public disclosure, and to the revaluation of common stock options of EPL Holdings, Inc. as a result of these two transactions. In addition, in the first half of fiscal year 2004, we began to incur additional costs associated with developing disclosure controls and procedures and implementing the level of internal controls required for a company with registered securities. We expect these costs to increase in future periods. General and administrative expense has increased as a result of the new bonus arrangements that we implemented in connection with the sale of the Senior Secured Notes and the Intermediate Notes.

Results of Operations

Our operating results for the 13 weeks ended June 30, 2003 and 2004 are expressed as a percentage of restaurant revenue below:

	13 Weeks Ended June 30,
	2003	2004
Income Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	29.9	31.5
Payroll and benefits	27.5	26.9
Depreciation and amortization	6.6	6.2
Other operating expenses	30.5	35.9
Operating income	12.5	6.3
Interest expense	3.2	6.8
Income before income taxes	9.3	(0.5)
Net income (loss)	5.5	(0.3)
Supplementary Income Statement Data:
Restaurant other operating expense	20.1	21.0
Franchise expense	1.7	2.0
General and administrative expense	8.7	12.9
Total other operating expenses	30.5	35.9

13 Weeks Ended June 30, 2004 Compared to 13 Weeks Ended June 30, 2003

Restaurant revenue increased $5.2 million, or 11.0%, to $52.2 million for the 13 weeks ended June 30, 2004 from $47.0 million for the 13 weeks ended June 30, 2003. This increase was primarily due to an additional $3.3 million in restaurant revenue resulting from a 7.1% increase in company-operated same-store sales for the 2004 period from the 2003 period. The same store sales increase was primarily due to a stronger economy, new product introductions and menu price increases averaging 1% in each of May 2003 and January 2004. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s one-year anniversary. The increase in restaurant revenue was also due in part to $0.9 million in sales generated from two restaurants that opened in 2004 and two franchise restaurants that were acquired by the Company in 2004, combined with $1.4 million from four restaurants opened and one restaurant acquired from a franchisee in fiscal 2003. Restaurant revenue was reduced $0.1 million by the closure of a restaurant in 2004 and $0.7 million by the sale to franchisees of two restaurants and the closure of one restaurant in fiscal 2003.

Franchise revenue increased $0.2 million, or 7.6%, to $3.5 million for the 13 weeks ended June 30, 2004 from $3.3 million for the 13 weeks ended June 30, 2003. This increase is primarily due to an increase in royalties resulting from an 8.8% increase in franchise same-store sales.

Product cost increased $2.3 million, or 16.6%, to $16.4 million for the 13 weeks ended June 30, 2004 from $14.1 million for the 13 weeks ended June 30, 2003. These costs as a percentage of restaurant revenue were 31.5% for the 2004 period compared to 29.9% for the 2003 period. This 1.6% increase resulted primarily from chicken prices increasing 1.1% as a percentage of restaurant revenue as our new chicken contract took effect in March.

Payroll and benefit expenses increased $1.1 million, or 8.5%, to $14.0 million for the 13 weeks ended June 30, 2004 from $12.9 million for the 13 weeks ended June 30, 2003. The increase in these costs is due to $0.4 million resulting from net five additional restaurants and $0.7 million resulting from additional hourly labor to support increased same-store sales. However, as a percentage of restaurant revenue, these costs decreased 0.6% to, 26.9% for the 2004 period from 27.5% for the 2003 period. This decrease was due primarily to the positive impact same-store sales in the 2004 period had on labor costs as we added a lower percentage of labor to support incremental sales at existing restaurants.

Depreciation and amortization increased $0.2 million, or 5.1%, to $3.3 million for the 13 weeks ended June 30, 2004 compared to $3.1 million for the 13 weeks ended June 30, 2003. These costs as a percentage of restaurant revenue decreased 0.4% to 6.2% for the 2004 period compared to 6.6% for the 2003 period. This percentage decrease is primarily due to the increased same-store sales as this expense is relatively fixed and does not fluctuate with changes in sales volumes.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $1.5 million, or 16.3%, to $10.9 million for the 13 weeks ended June 30, 2004 from $9.4 million for the 13 weeks ended June 30, 2003. These costs as a percentage of restaurant revenue increased 0.9% to 21.0% for the 2004 period from 20.1% for the 2003 period. The increase in operating costs is due primarily to increased advertising expenses of $1.1 million, of which $0.8 million was spending above the planned annual rate of 4% of restaurant revenue. Our advertising spending in the first quarter of 2004 was under the planned annual rate of 4% and each quarter individually may be above or below this planned annual rate, depending on the timing of marketing promotion and the relative weights and price of media spending. We still expect to reach our planned 4% rate for fiscal 2004. The increase in operating costs from the prior year also includes a $0.3 million increase of the variable portion of operating expenses due to the higher same store sales in the 2004 period and $0.2 million due to higher occupancy costs.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense increased $0.2 million, or 25.7%, to $1.0 million for the 13 weeks ended June 30, 2004 compared to $0.8 million for the 13 weeks ended June 30, 2003 due to expenses incurred to participate in certain Chicago food festivals to support our franchisee’s expansion into this market.

General and administrative expense increased $2.7 million, or 65.2%, to $6.8 million for the 13 weeks ended June 30, 2004 from $4.1 million for the 13 weeks ended June 30, 2003. The largest component of the increase is due to $1.6 million in expenses for bonuses paid and accrued for option holders related to the revaluation of stock options. In addition, legal fees increased $0.5 million for the 2004 period primarily related to a settlement of an outstanding claim involving the real estate lease for a former restaurant and increased legal fees related to this claim and the Company’s dispute relating to rights to trademarks in Mexico. General and administrative expense as a percentage of revenue was 12.9% and 8.7% for the thirteen weeks ended June 30, 2004 and 2003, respectively.

Interest expense, net of interest income, increased $2.0 million, or 134.0%, to $3.5 million for the 13 weeks ended June 30, 2004 from $1.5 million for the 13 weeks ended June 30, 2003. This increase is due to $2.5 million in additional interest expense related to our issuance of the Senior Secured Notes in December 2003, partially offset by $0.6 million in reduced interest expense due to lower outstanding balances on our term loan under our senior credit facility. Our average debt balances for the 2004 period increased to $131.6 million compared to $68.2 million for the 2003 period and our average interest rate increased to 8.78% for the 2004 period compared to 3.49% for the 2003 period.

Our provision for income taxes consisted of income tax benefit of $(0.1) million and income tax expense of $1.8 million for the 13 weeks ended June 30, 2004 and 2003, respectively, or an effective tax rate of 41.0% for both periods.

Net income (loss) as a percentage of restaurant revenue decreased to (0.3)% for the 13 weeks ended June 30, 2004 compared to 5.5% for the 13 weeks ended June 30, 2003 primarily due to higher interest expense, the bonus expense incurred related to the revaluation of options, increased advertising expenditures and increased legal fees.

Our operating results for the 26 weeks ended June 30, 2003 and 2004 are expressed as a percentage of restaurant revenue below:

	26 Weeks Ended June 30,
	2003	2004
Income Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	30.2	31.1
Payroll and benefits	28.4	27.3
Depreciation and amortization	6.8	6.3
Other operating expenses	31.6	32.6
Operating income	9.9	9.5
Interest expense	3.4	6.9
Income before income taxes	6.5	2.5
Net income	3.8	1.5
Supplementary Income Statement Data:
Restaurant other operating expense	20.6	19.7
Franchise expense	1.8	1.8
General and administrative expense	9.2	11.1
Total other operating expenses	31.6	32.6

26 Weeks Ended June 30, 2004 Compared to 26 Weeks Ended June 30, 2003

Restaurant revenue increased $12.6 million, or 14.0%, to $102.6 million for the 26 weeks ended June 30, 2004 from $90.0 million for the 26 weeks ended June 30, 2003. This increase was primarily due to an additional $8.5 million in restaurant revenue resulting from a 9.5% increase in company-operated same-store sales for the 2004 period from the 2003 period, which was primarily due to a stronger economy, new product introductions and menu price increases averaging 1% in each of May 2003 and January 2004. The increase in restaurant revenue was also due in part to $1.3 million in sales generated from two restaurants we opened in 2004 and two franchise restaurants that we acquired in 2004 combined with $3.2 million from four restaurants we opened and one restaurant we acquired from a franchisee in fiscal 2003. Restaurant revenue was reduced $0.1 million due to our closing a restaurant in 2004 and $1.4 million by our sale to franchisees of two restaurants and our closing one restaurant in fiscal 2003.

Franchise revenue increased $0.7 million, or 10.5%, to $6.9 million for the 26 weeks ended June 30, 2004 from $6.3 million for the 26 weeks ended June 30, 2003. This increase is primarily due to an increase in royalties resulting from an 11.1% increase in franchise same-store sales.

Product cost increased $4.7 million, or 17.4%, to $31.9 million for the 26 weeks ended June 30, 2004 from $27.2 million for the 26 weeks ended June 30, 2003. These costs as a percentage of restaurant revenue increased 0.9% to 31.1% for the 2004 period from 30.2% for the 2003 period. This increase is primarily due to chicken prices increasing 0.7% as a percentage of restaurant revenue as our new contract took effect in March.

Payroll and benefit expenses increased $2.5 million, or 9.8%, to $28.0 million for the 26 weeks ended June 30, 2004 from $25.5 million for the 26 weeks ended June 30, 2003. The increase in these costs is due to $1.6 million resulting from additional hourly labor to support increased same-store sales and $0.9 million resulting from net five additional restaurants. However, as a percentage of restaurant revenue, these costs decreased 1.1% to, 27.3% for the 2004 period from 28.4% for the 2003 period. This decrease was due primarily to the positive impact same-store sales in the 2004 period had on labor costs as we added a lower percentage of labor to support incremental sales at existing restaurants.

Depreciation and amortization increased $0.3 million, or 5.6%, to $6.4 million for the 26 weeks ended June 30, 2004 compared to $6.1 million for the 26 weeks ended June 30, 2003. These costs as a percentage of restaurant revenue decreased 0.5% to 6.3% for the 2004 period compared to 6.8% for the 2003 period. This percentage decrease is primarily due to the increased same-store sales as this expense is relatively fixed and does not fluctuate with changes in sales volumes.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $1.7 million, or 8.9%, to $20.2 million for the 26 weeks ended June 30, 2004 from $18.6 million for the 26 weeks ended June 30, 2003. The increase in these costs is due to $0.9 million resulting from the net five additional restaurants, $0.7 million related to expenses that are proportionally tied to increased same store sales due to the variable nature of the expenses and increased advertising expenses of $0.3 million in the 2004 period, offset by lower electricity costs in the 2004 period of $0.2 million. These costs as a percentage of restaurant revenue decreased 0.9% to 19.7% for the 2004 period from 20.6% for the 2003 period, which can be attributed to the higher same store sales leverage on the relatively fixed portion of these costs.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense increased $0.2 million, or 9.8%, to $1.8 million for the 26 weeks ended June 30, 2004 compared to $1.6 million for the 26 weeks June 30, 2003 due to the $0.2 million of expenses incurred to participate in certain Chicago food festivals to support our franchisee’s expansion into this market.

General and administrative expense increased $3.1 million, or 37.6%, to $11.4 million for the 26 weeks ended June 30, 2004 from $8.3 million for the 26 weeks ended June 30, 2003. This increase was due to $1.8 million in expenses for bonuses paid or accrued for option holders related to the revaluation of stock options and increased legal fees of $0.5 million. Salary and bonus increases and the filling of vacant supervisor and support staff positions also resulted in $0.1 million and $0.3 million, respectively, of the increase.

Interest expense, net of interest income, increased $4.0 million, or 130.4%, to $7.1 million for the 26 weeks ended June 30, 2004 from $3.1 million for the 26 weeks ended June 30, 2003. This increase is due to $5.1 million in additional interest expense related to our issuance of the Senior Secured Notes in December 2003, partially offset by $1.3 million in reduced interest expense due to lower outstanding balances on our term loan under our senior credit facility. Our average debt balances for the 2004 period increased to $132.3 million compared to $69.2 million for the 2003 period and our average interest rate increased to 8.77% for the 2004 period compared to 3.48% for the 2003 period.

Our provision for income taxes consisted of income tax expense of $1.1 million and $2.4 million for the 26 weeks ended June 30, 2004 and 2003, respectively, or an effective tax rate of 41.0% for both periods.

Net income as a percentage of restaurant revenue decreased to 1.5% for the 26 weeks ended June 30, 2004 compared to 3.8% for the 26 weeks ended June 30, 2003 primarily due to higher interest expense, the bonus expense incurred related to the revaluation of options and increased legal expense.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. Our indebtedness at June 30, 2004 was $131.3 million. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the $15.0 million revolving portion of our senior credit facility will be adequate to meet our future liquidity needs for the foreseeable future. Cash and cash equivalents decreased $3.6 million from $5.4 million at December 31, 2003 to $1.7 million at June 30, 2004. During the first six months of fiscal 2004, we paid $1.4 million in deferred financing costs related to the December 2003 sale of the Senior Secured Notes. We also made cash bonus payments of $1.9 million in January 2004 and $1.3 million in April 2004 related to the revaluation of stock options in connection with the debt transactions. We do not expect to pay significant additional deferred financing costs, and although we will make cash bonus payments in future years related to the revaluation of stock options, the amounts paid will aggregate $2.1 million through 2009. In the first six months of fiscal 2004, we made $2.2 million in scheduled principal repayments on our term loan and a cash payment of $5.0 million related to interest expense for the Senior Secured Notes, which will be paid semiannually through 2009. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we acquire restaurants from franchisees, our debt service requirements could increase. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Working Capital and Cash Flows

We presently have, in the past have had, and may have in the future, negative working capital balances. The working capital deficit principally is the result of our investment to build new restaurants, remodel and replace or improve equipment in company-operated restaurants, and to acquire new restaurant information systems. We do not have significant receivables or inventories and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales and franchise revenue not needed immediately to pay for food and supplies or to finance receivables or inventories typically have been used for the capital expenditures referenced above and/or debt service payments under our existing indebtedness. As discussed above we spent cash on a number of items directly or indirectly related to our and our parent’s debt financings.

Operating Activities. We had net cash provided by operating activities of $9.3 million for the 26 weeks ended June 30, 2004 compared with net cash provided by operating activities of $14.3 million for the 26 weeks ended June 30, 2003. The decrease in cash provided by operating activities of $5.0 million in the 2004 period compared to the 2003 period was primarily attributable to decreased net income in the 2004 period, decreased changes in accounts payable and accrued salaries and vacation balances, offset partially by increased advertising accruals in the 2004 period. In January 2004, we made $1.9 million in cash bonus payments related to the revaluation of stock options to acquire shares of the common stock of EPL Holdings, Inc. in connection with the sale of the Senior Secured Notes. An additional $1.3 million in cash was paid in April 2004 to make similar cash bonus payments in connection with the sale of the Intermediate Notes. We also made a cash payment of $5.0 million related to interest expense for the bonds which will be paid semiannually through 2009.

Investing Activities. We had net cash used in investing activities of $8.7 million for the 26 weeks ended June 30, 2004 compared with net cash used in investing activities of $6.4 million for the 26 weeks ended June 30, 2003. The increase in cash used in investing activities of $2.3 million was related to timing of expenditures for new store construction and we also incurred capital expenditures of approximately $2.4 million in 2004 related to the acquisition of two franchise restaurants in the greater Los Angeles area. We expect to spend approximately $14.0 million in capital expenditures in fiscal 2004, which includes $2.4 million in capital expenditures to complete the company-operated restaurant remodel program, $1.6 million to continue the rollout of new restaurant computer systems in our company-operated restaurants, $1.4 million to install chicken marinating tumblers in all company-operated restaurants and approximately $6.0 million to acquire from franchisees and build new company-operated restaurants.

Financing Activities. We had net cash used in financing activities of $4.3 million for the 26 weeks ended June 30, 2004 compared with net cash used in financing activities of $4.0 million for the 26 weeks ended June 30, 2003. The increase in cash used in financing activities in the 2004 period was attributable to $1.4 million in deferred financing costs related to the issuance of the Senior Secured Notes that were paid in 2004, offset partially by $1.2 million less payments on the term loan portion of our senior credit facility.

Debt and Other Obligations

Our senior credit facility provides for an $11.0 million term loan and $15.0 million in revolving availability, with a $10.0 million sub limit for letters of credit. In addition, we have $110.0 million outstanding in aggregate principal amount of the Senior Secured Notes.

At June 30, 2004, we had certain secured loan commitments, which were assumed in connection with purchases of restaurants from franchisees, of approximately $2.2 million.

We have capital leases relating to the building portion of certain land and building leases. These assets are amortized over the life of the respective lease.

At June 30, 2004, we had outstanding letters of credit totaling $5.7 million, which served as collateral for our various workers’ compensation insurance programs.

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

In connection with the sale by EPL Intermediate, Inc. of the Intermediate Notes in March 2004 and the dividend paid by EPL Holdings, Inc. shortly thereafter, the exercise prices of outstanding options to purchase shares of the common stock of EPL Holdings, Inc. were adjusted. In addition, we accrued and paid option holders in April 2004 $1.3 million in bonuses. We will make additional cash bonus payments to the option holders related to the revaluation of the stock options at various times through 2009 subject to continued employment and other conditions, which we estimate will aggregate approximately $1.0 million. The combined effect of the adjustment to the exercise price and such cash bonus payments will be to restore the approximate economic position of such option holders to that existing immediately before the dividend that EPL Holdings, Inc. paid to its stockholders following the sale of the Intermediate Notes.

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

As of June 30, 2004, we were in compliance with all of the covenants contained in our senior credit facility and in the indenture governing the Senior Secured Notes. As of such date we calculated all relevant ratios under our senior credit facility as follows:

•	our ratio of “funded debt” to “Adjusted EBITDA” (as such terms are defined in the senior credit agreement) was 3.45 to 1;

•	our ratio of “senior funded debt” to “Adjusted EBITDA” (as such terms are defined in the senior credit agreement) was 0.68 to 1;

•	our “interest coverage ratio” (as such term is defined in the senior credit agreement) was 3.05 to 1; and

•	our “fixed charge coverage ratio” (as such term is defined in the senior credit agreement) was 1.28 to 1.

These four ratios were permitted to be no greater than 4.75 to 1, no greater than 1.5 to 1, no less than 2.0 to 1 and no less than 1.1 to 1, respectively, as of such date. As of June 30, 2004, we calculated our “fixed charge coverage ratio” (as such term is defined in the indenture governing the Senior Secured Notes), the only ratio under our indenture, at 2.85 to 1. Until December 15, 2005, the indenture permits us to incur indebtedness if our fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if such indebtedness had been incurred at the beginning of such four-quarter period.

In addition, as of June 30, 2004, EPL Intermediate, Inc. calculated its fixed charge coverage ratio under the indenture governing the Intermediate Notes at 2.87 to 1. Such indenture permits EPL Intermediate, Inc.’s “restricted subsidiaries” (as such term is defined in such indenture), including us, to incur indebtedness, if EPL Intermediate, Inc.’s fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, as determined on a pro forma basis (including a pro forma application of the net proceeds therefrom) as if such indebtedness had occurred at the beginning of such four-quarter period.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to recoverability of fixed assets, intangible assets, closed restaurants, workers’ compensation insurance and contingent liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to the Amendment No. 3 to our registration statement on Form S-4 (File No. 333-115486) filed August 11, 2004 for discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in interest rates.

We are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior credit facility that are payable at floating rates of interest.

We do not consider the change in fair value of our long-term fixed rate debt resulting from a hypothetical 10% fluctuation in interest rates, as of June 30, 2004 to be material.

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

As of June 30, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

EL POLLO LOCO, INC.

Date: August 16, 2004	By:	/s/ Stephen E. Carley
Stephen E. Carley Chief Executive Officer

By:	/s/ Joseph Stein
Joseph Stein Chief Financial Officer