Form 10-Q/A
period 2004-06-30
El Pollo Loco, Inc.
filed 2004-11-15
CIK 1289729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 16, 2004, solely to furnish Exhibit 32.1, which contains the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002. As required by Rule 12b-15 of the Exchange Act, certifications of our Chief Executive Officer and Chief Financial Officer are attached as Exhibits 31.1 and 31.2. All other information contained in this amended Form 10-Q is unchanged and speaks only as of August 16, 2004, the filing date of the original Form 10-Q.

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

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL, Intermediate, Inc.)

CONDENSED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	December 31, 2003	June 30, 2004
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
CURRENT LIABILITIES:
Current portion of notes payable to SunTrust Bank	$3,667	$3,667
Current portion of obligations under capital leases	1,262	1,266
Current portion of other notes payable	1,222	1,022
Accounts payable	8,779	7,812
Accrued salaries	5,707	3,428
Accrued vacation	1,285	1,340
Accrued insurance	2,248	2,661
Income taxes payable	—	862
Accrued interest	409	598
Accrued advertising	279	2,178
Other accrued expenses and current liabilities	4,242	4,049

Total current liabilities	29,100	28,883

NONCURRENT LIABILITIES:
Senior secured notes	110,000	110,000
Notes Payable to SunTrust Bank—less current portion	7,333	5,500
Obligations under capital leases—less current portion	7,922	8,212
Other notes payable—less current portion	1,824	1,634
Deferred income taxes	2,804	2,804
Other noncurrent liabilities	8,496	8,093

Total noncurrent liabilities	138,379	136,243

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S DEFICIENCY:
Common stock, $.01 par value—20,000 shares authorized, 100 shares issued and outstanding
Additional paid-in-capital	—	—
Accumulated other comprehensive income	—	—
Accumulated Deficit	(2,616)	(1,093)

Total stockholder’s equity deficiency	(2,616)	(1,093)

TOTAL	$164,863	$164,033

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

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL, Intermediate, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	26 Weeks Ended June 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,448	$1,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and intangible assets	6,091	6,431
Loss on disposal of assets	20	159
Amortization of deferred financing costs	239	589
Changes in operating assets and liabilities:
Notes and accounts receivable—net	(242)	(147)
Inventories	(34)	140
Prepaid expenses and other current assets	(626)	(402)
Income taxes receivable/payable	1,162	862
Other assets	(131)	11
Accounts payable	2,783	486
Accrued salaries and vacation	465	(2,224)
Accrued insurance	1,053	413
Accrued interest	(288)	189
Accrued advertising	101	1,899
Other accrued expenses and current liabilities	218	(594)

Net cash provided by operating activities	14,259	9,335

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property	(6,396)	(8,717)

Net cash used in investing activities	(6,396)	(8,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of obligations under capital leases	(516)	(599)
Payments on notes payable	(3,466)	(2,224)
Deferred financing costs	—	(1,431)

Net cash used in financing activities	(3,982)	(4,254)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,881	(3,636)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,895	5,353

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,776	$1,717

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$2,007	$5,389

Income taxes	$1,236	$197

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

PART II

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number	Description of Documents
31.1	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL POLLO LOCO, INC.

Date: November 15, 2004	By:	/s/ Stephen E. Carley
Stephen E. Carley Chief Executive Officer

	By:	/s/ Joseph Stein
Joseph Stein Chief Financial Officer