Form 10-Q
period 2004-09-30
El Pollo Loco, Inc.
filed 2004-11-15
CIK 1289729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

As of November 11, 2004, the registrant had 100 shares of its common stock, $.01 par value, outstanding.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include our substantial level of indebtedness, food-borne-illness incidents, increases in the cost of chicken, our dependence upon frequent deliveries of food and other supplies, our vulnerability to changes in consumer preferences and economic conditions, our sensitivity to events and conditions in the greater Los Angeles area, our ability to compete successfully with other quick service and fast casual restaurants, our ability to expand into new markets, our reliance in part on our franchisees, our ability to support our expanding franchise system and litigation we face in connection with our operations. Actual results may differ materially due to these risks and uncertainties and those described in our Registration Statement on Form S-4/A (File No. 333-115486) as filed with the Securities and Exchange Commission on August 11, 2004.

PART I

Item 1. Financial Statements

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

CONDENSED BALANCE SHEETS

(UNAUDITED) (In thousands)

	DECEMBER 31, 2003	SEPTEMBER 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,353	$7,998
Notes and accounts receivable—net	2,588	2,803
Inventories	1,225	1,054
Prepaid expenses and other current assets	2,562	2,907
Income taxes receivable	709	434
Deferred income taxes	2,893	2,893

Total current assets	15,330	18,089

PROPERTY OWNED—Net	59,397	60,361

PROPERTY HELD UNDER CAPITAL LEASES—Net	5,907	4,919

GOODWILL	37,898	38,989

DOMESTIC TRADEMARKS	19,800	19,800

OTHER INTANGIBLE ASSETS	25,852	24,132

OTHER ASSETS	679	747

TOTAL ASSETS	$164,863	$167,037

See accompanying notes to condensed financial statements.

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

CONDENSED BALANCE SHEETS

(UNAUDITED) (In thousands, except share data)

	DECEMBER 31, 2003	SEPTEMBER 30, 2004
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current portion of notes payable to SunTrust Bank	$3,667	$3,667
Current portion of obligations under capital leases	1,262	1,208
Current portion of other notes payable	1,222	593
Accounts payable	8,779	8,175
Accrued salaries	5,707	5,081
Accrued vacation	1,285	1,325
Accrued insurance	2,248	2,790
Income taxes payable	—	979
Accrued interest	409	3,177
Accrued advertising	279	—
Other accrued expenses and current liabilities	4,242	4,309

Total current liabilities	29,100	31,304

NONCURRENT LIABILITIES:
Senior secured notes	110,000	110,000
Notes payable to SunTrust Bank—less current portion	7,333	5,500
Obligations under capital leases—less current portion	7,922	6,835
Other notes payable—less current portion	1,824	1,324
Deferred income taxes	2,804	2,804
Other noncurrent liabilities	8,496	8,677

Total noncurrent liabilities	138,379	135,140

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY (DEFICIENCY):
Common stock, $.01 par value—20,000 shares authorized; 100 shares issued and outstanding
Additional paid-in-capital	—	—
Accumulated other comprehensive income	—	—
Retained earnings / (accumulated deficit)	(2,616)	593

Total stockholder’s equity (deficiency)	(2,616)	593

TOTAL	$164,863	$167,037

See accompanying notes to condensed financial statements.

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	13 Weeks Ended Sept 30,		39 Weeks Ended Sept 30,
	2003	2004	2003	2004
OPERATING REVENUE:
Restaurant revenue	$50,338	$52,747	$140,342	$155,351
Franchise revenue	3,462	3,760	9,728	10,686

Total operating revenue	53,800	56,507	150,070	166,037

OPERATING EXPENSES:
Product cost	15,138	16,792	42,362	48,753
Payroll and benefits	13,731	14,001	39,267	42,028
Depreciation and amortization	3,307	3,470	9,398	9,901
Other operating expenses, net	15,414	16,880	43,900	50,290

Total operating expenses	47,590	51,143	134,927	150,972

OPERATING INCOME	6,210	5,364	15,143	15,065

INTEREST EXPENSE, net	1,481	3,564	4,570	10,683

INCOME BEFORE PROVISION FOR INCOME TAXES	4,729	1,800	10,573	4,382

PROVISION FOR INCOME TAXES	1,826	114	4,222	1,173

NET INCOME	2,903	1,686	6,351	3,209

OTHER COMPREHENSIVE GAIN:
Unrealized net gain on valuation of interest rate swap—net of income taxes of $81 and $58 for the 13 weeks and 39 weeks ended September 30, 2003 respectively	116	—	82	—

COMPREHENSIVE INCOME	$3,019	$1,686	$6,433	$3,209

See accompanying notes to condensed financial statements.

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	39 Weeks Ended September 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,351	$3,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and intangible assets	9,398	9,901
(Gain) loss on disposal of assets	17	(393)
Asset impairment		588
Amortization of deferred financing costs	363	940
Changes in operating assets and liabilities:
Notes and accounts receivable—net	(388)	(215)
Inventories	(34)	171
Prepaid expenses and other current assets	(732)	(305)
Income taxes receivable/payable	1,775	1,254
Other assets	(139)	(68)
Accounts payable	3,472	592
Accrued salaries and vacation	57	(586)
Accrued insurance	1,464	542
Accrued interest	(349)	2,768
Accrued advertising	(534)	(279)
Other accrued expenses and current liabilities	645	248

Net cash provided by operating activities	21,366	18,367

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	3	1,295
Purchase of franchise restaurants—net of cash acquired	(1,288)	(2,421)
Purchase of property	(7,498)	(9,248)

Net cash used in investing activities	(8,783)	(10,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of obligations under capital leases	(794)	(913)
Payments on notes payable	(6,229)	(2,962)
Deferred financing costs	—	(1,473)

Net cash used in financing activities	(7,023)	(5,348)

(Continued)

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	39 Weeks Ended September 30,
	2003	2004
INCREASE IN CASH AND CASH EQUIVALENTS	$5,560	$2,645
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,895	5,353

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,455	$7,998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid (received) during the period for:
Interest	$2,875	$5,590

Income taxes	$2,449	$(79)

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

As of September 30, 2004, the Company had included in accounts payable $257 of unpaid deferred financing costs.

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

The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto included in the Company’s Registration Statement on Form S-4/A (File No. 333-115486) as filed with the Securities and Exchange Commission on August 11, 2004.

The Company uses a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2003, which ended December 31, 2003, was a 53-week fiscal year. Fiscal year 2004, which will end December 29, is a 52-week fiscal year. For simplicity of presentation, the Company has described the 13 week and 39 week periods ended September 24, 2003 and September 29, 2004 as September 30, 2003 and 2004, respectively.

The Company is a wholly-owned subsidiary of EPL Intermediate, Inc. (“EPLI”), which is a wholly-owned subsidiary of EPL Holdings, Inc. (“Holdings”).

2. Sale and Acquisitions of Restaurants

In April 2004, the Company acquired the assets of two previously franchised restaurants (Cathedral City restaurants). The purchase price of $2.4 million consisted of cash and was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. In September 2004, the Company finalized its allocation of the purchase price to the fair value of the acquired assets as follows: property, $1.3 million and goodwill $1.1 million. These amounts are substantially the same as the Company’s preliminary allocation. Results of operations of the Cathedral City restaurants are included in the Company’s financial statements beginning April 2004.

In September 2004, the Company sold two restaurants to a franchisee for a total of $1.0 million. These restaurants had an aggregate net book value of $0.6 million, and after selling expenses of $0.1 million, the Company realized a $0.3 million gain that is included in other operating expenses in the accompanying condensed statements of income and comprehensive income.

3. Asset Impairment

The Company periodically reviews the performance of company-operated stores for indicators of asset impairment. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. As a result of this review, the Company recorded an impairment charge of $0.6 million in September 2004 for one under-performing company-operated store that will continue to be operated. The impairment charge is included in other operating expenses in the accompanying condensed statements of income and comprehensive income.

4. Stock-Based Compensation

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

Had compensation expense for the stock options in Holdings issued to and held by the Company’s employees and one member of the Company’s board of directors been recognized based on the minimum value on the grant date under the methodology prescribed by SFAS No. 123, the Company’s net income for the periods ended September 30, 2003 and 2004 would have been impacted as shown in the following table (in thousands):

	13 Weeks Ended September 30,		39 Weeks Ended September 30,
	2003	2004	2003	2004
Net income as reported	$2,903	$1,686	$6,351	$3,209
Deduct:
Total stock based employee compensation expense determined under the minimum value based method for all awards, net of related tax effects	39	18	118	53

Pro forma net income	$2,864	$1,668	$6,233	$3,156

The minimum value of each option grant is estimated on the grant date using the following assumptions for the 39 weeks ended September 30, 2003 and 2004: risk-free interest rate of 3.74% and 3.75%, respectively; expected volatility of 0% for each period; an expected option life of 7.4 and 6.8 years, respectively, for each period; and no expected dividends for each period.

5. Senior Secured Notes Payable

On December 19, 2003, the Company issued $110.0 million aggregate principal amount of senior secured notes due 2009 (“Senior Secured Notes”) in a private offering. Interest accrues at 9.25% per annum and is payable semi-annually in June and December. Principal is due December 18, 2009. On September 16, 2004 the Company completed the exchange of 100% of the outstanding principal of the Senior Secured Notes for registered, publicly tradable notes that have substantially identical terms as the Senior Secured Notes. The Senior Secured Notes are secured by a second-priority lien on substantially all of the Company’s and EPLI’s assets and a second priority pledge from EPLI of all its outstanding stock of the Company. The Company may, at its option, redeem some or all of the Senior Secured Notes prior to their maturity.

The Company incurred approximately $6.0 million of direct costs in connection with this offering. These costs have been capitalized and are included in other intangible assets as deferred financing costs in the accompanying condensed balance sheets. Concurrent with the closing of the Senior Secured Notes, the Company amended its previously existing bank credit facility as described in Note 6.

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

6. SunTrust Bank Credit Facility

In connection with the Senior Secured Notes offering discussed in Note 5, the Company’s Credit Facility with SunTrust Bank was amended on December 19, 2003. The amended Credit Facility consists of a $15.0 million revolving loan (the “Revolver”) and an $11.0 million term loan (the “Term Loan” and together with the Revolver, the “Amended Credit Facility”). The Revolver has a $10.0 million sub-limit for letters of credit and a $5.0 million sub-facility. The Revolver and Term Loan mature on December 31, 2006. Availability of credit under the Revolver is governed by a borrowing base, determined as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement. The Amended Credit Facility is secured by a first-priority pledge by Holdings of all of the outstanding stock of EPLI, a first priority pledge by EPLI of all of the Company’s outstanding stock and a first priority security interest in substantially all the Company’s tangible and intangible assets. In addition, the Amended Credit Facility is guaranteed by EPLI and Holdings.

At December 31, 2003 and September 30, 2004, the Company had $11.0 million and $9.2 million, respectively, outstanding under the Term Loan. At December 31, 2003 and September 30, 2004, the Company did not have any borrowings outstanding under the Revolver, but did have $4.6 million and $6.3 million in outstanding letters of credit at December 31, 2003 and September 30, 2004, respectively. As of December 31, 2003 and September 30, 2004, the Company had $10.4 million and $8.7 million available for borrowing under the revolver, respectively.

7. EPL Intermediate, Inc. Senior Discount Notes

In March of 2004, EPLI sold $70.0 million in aggregate principal amount at maturity of 12 1/2% Senior Discount Notes due 2010 (the “Intermediate Notes”). The Intermediate Notes are unsecured. EPLI realized gross proceeds of $39.0 million from the sale of the Intermediate Notes. After offering expenses of approximately $2.0 million, the net proceeds of approximately $37.0 million were used to make a cash distribution to Holdings, which applied the proceeds to pay a cash dividend to its stockholders. In connection with this transaction, the Company incurred approximately $1.3 million in expenses in April 2004 related to the revaluation of options it previously issued to the Option Holders to purchase shares of common stock of Holdings. The Company will make additional cash bonus payments to the Option Holders related to the revaluation of the stock options at various times through 2009 subject to their continued employment and other conditions; these payments are estimated to aggregate approximately $1.0 million. The combined effect of the reduction in the exercise price of the options and the cash bonus payments is to restore the approximate economic position of the Option Holders to that existing immediately before the dividend to the shareholders of Holdings.

Although the Company is not obligated to pay any of EPLI’s obligations related to the Intermediate Notes, EPLI is a holding company whose only material asset is the Company’s outstanding common stock. Therefore, the principal source of the cash required to pay the obligations of EPLI is the cash that the Company generates from its operations. No cash interest will accrue on the Intermediate Notes prior to March 15, 2009. Instead, the principal value of the Intermediate Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including March 15, 2009 at a rate of 12 1/2% per annum compounded annually, so that the accreted value of the Intermediate Notes on March 15, 2009 will be equal to the full principal amount at maturity. Beginning on March 15, 2009, cash interest will accrue on the Intermediate Notes at an annual rate of 12 1/2% per annum payable in arrears on March 15, 2010. Principal is also due March 15, 2010.

8. Income Taxes

The Company recorded a provision for income taxes of $1.8 million and $0.1 million for the 13 weeks ended September 30, 2003 and 2004, respectively, and $4.2 million and $1.2 million for the 39 weeks ended September 30, 2003 and 2004, respectively. The effective tax rate for the 13 weeks and 39 weeks ended September 30, 2003 was 38.6% and 39.9%, respectively; the effective tax rate for the 13 weeks and 39 weeks ended September 30, 2004 was 6.3% and 26.8%, respectively. The 2004 periods’ effective tax rates were impacted by the reversal of a prior year reserve in the third quarter of 2004 in the amount of $0.6 million related to the resolution of uncertainty regarding certain outstanding tax items that had given rise to a reserve.

9. Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our unaudited condensed financial statements and related notes thereto included elsewhere in this filing. This report contains certain “forward-looking statements” within the meaning of federal securities laws. See “Forward-looking Statements” above.

We use a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. For simplicity of presentation, we have described the 13 week and 39 week periods ended September 24, 2003 and September 29, 2004 as September 30, 2003 and 2004, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal year 2003, which ended December 31, 2003, was a 53-week fiscal year. Because fiscal year 2003 had 53 weeks as compared to a normal 52 weeks, we have included in this report same-store sales comparisons for periods in 2003 compared to 2004 on a calendar month basis. Therefore, the third quarter fiscal year 2003 and 2004 same store sales comparisons compare weeks 28 through 40 of fiscal 2003 with weeks 27 through 39 of fiscal 2004 because fiscal 2003 had 53 weeks as compared to a normal 52 weeks. Similarly, the first nine months 2003 and 2004 same store sales comparison compare weeks 2 through 40 of fiscal 2003 with weeks 1 through 39 of fiscal 2004. Unless otherwise indicated, all other comparisons under this heading between the third quarters and first nine months of fiscal years 2003 and 2004 refer to the 13-week and 39-week periods ended September 30, 2003 and 2004, respectively. References to “our restaurant system” mean both company-operated and franchised restaurants. Unless otherwise indicated, references to “our restaurants” or results or statistics attributable to one or more restaurants without expressly identifying them as company-operated, franchise or the entire restaurant system mean our company-operated restaurants only.

Overview

El Pollo Loco, Inc. (the “Company,” “we,” “us” and “our”) owns, operates and franchises quick service restaurants (“QSR”) specializing in marinated flame-grilled chicken. As of September 30, 2004, our restaurant system had 322 restaurants, consisting of 138 company-operated and 184 franchised locations, located principally in California, with additional restaurants in Arizona, Nevada and Texas. In the third quarter of 2004, we opened one new company-operated and four new franchise restaurants and we sold two company operated restaurants to a franchisee. Our typical restaurant is a freestanding building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 60 customers and allowing drive-thru service.

Our total revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties, franchise fees and sublease rental income. For the 39 weeks ended September 30, 2004, same-store sales for restaurants systemwide increased 8.3% over the 39 weeks ended September 30, 2003. This nine-month result decreased from the 10.4% same-store sales increase for restaurants systemwide in the second quarter of fiscal 2004. We believe that short term period comparable sales will be further adversely impacted as we compare against strong numbers in prior year periods.

The increase in company-operated restaurant revenue is due to growth in new company-operated restaurants and to increases in same-store sales, which includes price increases over this period. We expect to open four to eight company-operated restaurants per year over the next few years, which is consistent with our company-operated restaurant growth. Many factors can influence sales at all or specific restaurants, including increased competition, strength of marketing promotions, the restaurant manager’s operational execution and changes in local market conditions and demographics.

Franchise revenue consists of royalties, initial franchise fees and franchise rental income. Royalties average 4% of the franchisees’ net sales. We believe that new franchise restaurant growth will increase as we sign development agreements with experienced franchisees in new and existing markets. We currently have the approvals necessary to market to both new and existing franchisees in all states except Virginia. In fiscal years 2003 and 2004, we entered into area development agreements that, beginning in the fourth quarter of 2004 but primarily in fiscal years 2005, 2006 and 2007, will result in area development fees being recognized when the related restaurants open. We sublease facilities to certain franchisees and the sublease rent is included in our franchise revenue. This revenue exceeds rent payments made under the leases that are included in franchise expense. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect the portion of franchise revenue attributable to franchise rental income to decrease over time.

Product cost includes food and paper costs. This expense is our largest single expense, is subject to increase or decrease based on commodity cost changes, and depends in part on the success of controls we have in place to manage product cost in the restaurants. In February 2004, our contracts with our chicken suppliers expired. We entered into new one-year contracts with our current suppliers that expire in February 2005 that increased the price that we pay for chicken. We estimate that the higher contract prices will increase our product cost by over $1.7 million for fiscal year 2004. In anticipation of increased chicken prices, we implemented menu price increases averaging 1.0% in January 2004. In addition, based on current market conditions, we believe that the cost of chicken could increase again when these one-year contracts expire.

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

General and administrative expense has increased and is expected to continue to increase as a result of our sale of $110.0 million in aggregate principal amount of 9 1/4% Senior Secured Notes due 2009 (the “Senior Secured Notes”) and EPL Intermediate, Inc.’s sale of $70.0 million in aggregate principal amount at maturity of 12 1/2% Senior Discount Notes due 2010 (the “Intermediate Notes”) and the exchange of both notes for registered notes under the Securities Act of 1933, as amended. We have incurred and will incur additional expenses due to rating agency fees, higher directors and officers insurance, compliance with laws relating to corporate governance and public disclosure, and to the revaluation of common stock options of EPL Holdings, Inc. as a result of these two transactions. In addition, in the first nine months of fiscal year 2004, we began to incur additional costs associated with developing disclosure controls and procedures and implementing the level of internal controls required for a company with registered securities. We expect these costs to increase in future periods. General and administrative expense has increased as a result of the new bonus arrangements that we implemented in connection with the sale of the Senior Secured Notes and the Intermediate Notes.

In December of 2003, we offered and sold the Senior Secured Notes. We used the gross proceeds from the sale of such notes, along with cash on hand, to reduce our outstanding bank debt by $39.5 million, to make a cash distribution to our parent, EPL Intermediate, Inc., in the amount of $70.0 million and to pay transaction-related fees and expenses of $6.0 million. EPL Intermediate, Inc. applied the proceeds received from us to repurchase all of the outstanding shares of its preferred stock in an aggregate amount of $20.1 million and to make a distribution to its parent, EPL Holdings, Inc., in the amount of $49.9 million. EPL Holdings, Inc. applied the proceeds received from EPL Intermediate, Inc. to make a dividend on its outstanding common stock. In connection with the sale of the Senior Secured Notes, we amended our senior credit agreement, which now provides for an $11.0 million term loan facility and a $15.0 million revolving credit facility (which was undrawn as of September 30, 2004, except for $6.3 million in outstanding letters of credit).

In March of 2004, our parent, EPL Intermediate, Inc., offered and sold the Intermediate Notes. The net proceeds of the offering, after deducting expenses, were approximately $37 million, which EPL Intermediate, Inc. used to make a cash dividend to EPL Holdings, Inc. EPL Holdings, Inc. used the proceeds received from EPL Intermediate, Inc. to make a dividend on its outstanding common stock. Although we are not obligated to pay any of EPL Intermediate, Inc.’s obligations, EPL Intermediate, Inc. is a holding company whose only material asset is our outstanding common stock. Therefore, the principal source of the cash required to pay the obligations of EPL Intermediate, Inc. is the cash that we generate from our operations.

Results of Operations

Our operating results for the 13 weeks ended September 30, 2003 and 2004 are expressed as a percentage of restaurant revenue below:

	13 Weeks Ended September 30,
	2003	2004
Income Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	30.1	31.8
Payroll and benefits	27.3	26.5
Depreciation and amortization	6.6	6.6
Other operating expenses	30.6	32.0
Operating income	12.3	10.2
Interest expense	2.9	6.8
Income before income taxes	9.4	3.4
Net income	5.8	3.2

Supplementary Income Statement Data:
Restaurant other operating expense	20.5	20.3
Franchise expense	1.8	1.6
General and administrative expense	8.3	10.1
Total other operating expenses	30.6	32.0

13 Weeks Ended September 30, 2004 Compared to 13 Weeks Ended September 30, 2003

Restaurant revenue increased $2.4 million, or 4.8%, to $52.7 million for the 13 weeks ended September 30, 2004 from $50.3 million for the 13 weeks ended September 30, 2003. This increase was primarily due to an additional $1.6 million in restaurant revenue resulting from a 3.3% increase in company-operated same-store sales for the 2004 period from the 2003 period. The same store sales increase was primarily due to a stronger economy, new product introductions and menu price increases averaging 1% in each of January and September of 2004. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s one-year anniversary. The increase in restaurant revenue was also due in part to $1.7 million in sales generated from three restaurants that opened in 2004 and two franchise restaurants that were acquired by the Company in 2004, combined with $0.3 million from one restaurant opened and one restaurant acquired from a franchisee in fiscal 2003. Restaurant revenue was reduced $0.2 million by the closure of a restaurant and by the sale to a franchisee of two restaurants in 2004 and $0.8 million by the sale to franchisees of two restaurants and the closure of one restaurant in fiscal 2003.

Franchise revenue increased $0.3 million, or 8.6%, to $3.8 million for the 13 weeks ended September 30, 2004 from $3.5 million for the 13 weeks ended September 30, 2003. This increase is primarily due to an increase in royalties resulting from a 5.2% increase in franchise same-store sales.

Product cost increased $1.7 million, or 10.9%, to $16.8 million for the 13 weeks ended September 30, 2004 from $15.1 million for the 13 weeks ended September 30, 2003. These costs as a percentage of restaurant revenue were 31.8% for the 2004 period compared to 30.1% for the 2003 period. This 1.7% increase resulted primarily from chicken prices increasing 1.0% as a percentage of restaurant revenue as our new chicken contract took effect in March.

Payroll and benefit expenses increased $0.3 million, or 2.0%, to $14.0 million for the 13 weeks ended September 30, 2004 from $13.7 million for the 13 weeks ended September 30, 2003. The increase in these costs is due to $0.3 million resulting from net two additional restaurants. However, as a percentage of restaurant revenue, these costs decreased 0.8% to, 26.5% for the 2004 period from 27.3% for the 2003 period. This decrease was due primarily to the positive impact same-store sales in the 2004 period had on labor costs as we added a lower percentage of labor to support incremental sales at existing restaurants.

Depreciation and amortization increased $0.2 million, or 4.9%, to $3.5 million for the 13 weeks ended September 30, 2004 compared to $3.3 million for the 13 weeks ended September 30, 2003. These costs as a percentage of restaurant revenue remained the same at 6.6% for the 2004 and 2003 periods.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $0.4 million, or 3.9%, to $10.7 million for the 13 weeks ended September 30, 2004 from $10.3 million for the 13 weeks ended September 30, 2003. These costs as a percentage of restaurant revenue decreased 0.2% to 20.3% for the 2004 period from 20.5% for the 2003 period. The increase in operating costs is due primarily to an impairment charge of $0.6 million, which was recorded by the Company for one under-performing company-operated store that will continue to operate, partially offset by a gain of $0.3 million from the sale of two company stores to a franchisee. There was also an increase in operating costs from the prior year that included a $0.1 million increase of the variable portion of operating expenses to support the higher same store sales in the 2004 period and $0.1 million due to higher occupancy costs.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense decreased $0.1 million, or 10.0%, to $0.8 million for the 13 weeks ended September 30, 2004 compared to $0.9 million for the 13 weeks ended September 30, 2003.

General and administrative expense increased $1.1 million, or 27.7%, to $5.3 million for the 13 weeks ended September 30, 2004 from $4.2 million for the 13 weeks ended September 30, 2003. The largest component of the increase is due to $0.3 million in expenses for bonuses paid and accrued for option holders related to the revaluation of stock options. In addition, legal fees increased $0.1 million, general liability increased $0.1 million and additional headcount and raises increased salary expense by $0.2 million for the 2004 period. General and administrative expense as a percentage of revenue was 10.0% and 8.3% for the thirteen weeks ended September 30, 2004 and 2003, respectively.

Interest expense, net of interest income, increased $2.1 million, or 140.7%, to $3.6 million for the 13 weeks ended September 30, 2004 from $1.5 million for the 13 weeks ended September 30, 2003. This increase is due to $2.5 million in additional interest expense related to our issuance of the Senior Secured Notes in December 2003; this amount includes $0.4 million related to amortization of deferred financing costs. This increase is partially offset by $0.6 million in reduced interest expense due to lower outstanding balances on our term loan under our senior credit facility. Our average debt balances for the 2004 period increased to $130.7 million compared to $66.0 million for the 2003 period and our average interest rate increased to 8.86% for the 2004 period compared to 3.47% for the 2003 period.

Our provision for income taxes consisted of income tax expense of $0.1 million and $1.8 million for the 13 weeks ended September 30, 2004 and 2003, respectively, or an effective tax rate of 6.3% for 2004 and 38.6% for 2003. The 2004 period’s effective tax rate was impacted by the reversal of a prior year reserve in the amount of $0.6 million related to the resolution of uncertainty regarding certain outstanding tax items that had given rise to a reserve.

Net income as a percentage of restaurant revenue decreased to 3.2% for the 13 weeks ended September 30, 2004 compared to 5.8% for the 13 weeks ended September 30, 2003 primarily due to higher interest expense and increased general and administrative expenses.

Our operating results for the 39 weeks ended September 30, 2003 and 2004 are expressed as a percentage of restaurant revenue below:

	39 Weeks Ended September 30,
	2003	2004
Income Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	30.2	31.4
Payroll and benefits	28.0	27.1
Depreciation and amortization	6.7	6.4
Other operating expenses	31.3	32.4
Operating income	10.8	9.7
Interest expense	3.3	6.9
Income before income taxes	7.5	2.8
Net income	4.5	2.1

Supplementary Income Statement Data:
Restaurant other operating expense	20.6	19.9
Franchise expense	1.8	1.7
General and administrative expense	8.9	10.8
Total other operating expenses	31.3	32.4

39 Weeks Ended September 30, 2004 Compared to 39 Weeks Ended September 30, 2003

Restaurant revenue increased $15.0 million, or 10.7%, to $155.3 million for the 39 weeks ended September 30, 2004 from $140.3 million for the 39 weeks ended September 30, 2003. This increase was primarily due to an additional $10.1 million in restaurant revenue resulting from a 7.3% increase in company-operated same-store sales for the 2004 period from the 2003 period, which was primarily due to a stronger economy, new product introductions and menu price increases averaging 1% in each of January and September of 2004. The increase in restaurant revenue was also due in part to $3.1 million in sales generated from three restaurants we opened in 2004 and two franchise restaurants that we acquired in 2004 combined with $3.6 million from four restaurants we opened and one restaurant we acquired from a franchisee in fiscal 2003. Restaurant revenue was reduced $0.3 million due to our closing a restaurant and by our sale to a franchisee of two company restaurants in 2004 and $2.2 million by our sale to franchisees of two restaurants and our closing one restaurant in fiscal 2003.

Franchise revenue increased $1.0 million, or 9.8%, to $10.7 million for the 39 weeks ended September 30, 2004 from $9.7 million for the 39 weeks ended September 30, 2003. This increase is primarily due to an increase in royalties resulting from a 9.1% increase in franchise same-store sales.

Product cost increased $6.4 million, or 15.1%, to $48.8 million for the 39 weeks ended September 30, 2004 from $42.4 million for the 39 weeks ended September 30, 2003. These costs as a percentage of restaurant revenue increased 1.2% to 31.4% for the 2004 period from 30.2% for the 2003 period. This increase is primarily due to chicken prices increasing 1.0% as a percentage of restaurant revenue as our new contract took effect in March.

Payroll and benefit expenses increased $2.8 million, or 7.0%, to $42.0 million for the 39 weeks ended September 30, 2004 from $39.2 million for the 39 weeks ended September 30, 2003. The increase in these costs is due to $1.5 million resulting from additional hourly labor to support increased same-store sales and $1.3 million resulting from net four additional restaurants. However, as a percentage of restaurant revenue, these costs decreased 0.9% to, 27.1% for the 2004 period from 28.0% for the 2003 period. This decrease was due primarily to the positive impact same-store sales in the 2004 period had on labor costs as we added a lower percentage of labor to support incremental sales at existing restaurants.

Depreciation and amortization increased $0.5 million, or 5.4%, to $9.9 million for the 39 weeks ended September 30, 2004 compared to $9.4 million for the 39 weeks ended September 30, 2003. These costs as a percentage of restaurant revenue decreased 0.3% to 6.4% for the 2004 period compared to 6.7% for the 2003 period. This percentage decrease is primarily due to the increased same-store sales as this expense is relatively fixed and does not fluctuate with changes in sales volumes.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $2.1 million, or 7.1%, to $31.0 million for the 39 weeks ended September 30, 2004 from $28.9 million for the 39 weeks ended September 30, 2003. The increase in these costs is due to $1.0 million resulting from the net four additional restaurants, $0.8 million related to expenses that are proportionally tied to increased same store sales due to the variable nature of the expenses, an impairment charge of $0.6 million, which was recorded by the Company for one under-performing company-operated store that will continue to operate and increased advertising expenses of $0.3 million in the 2004 period, offset by lower operating supplies costs of $0.2 million and a gain on sale of $0.3 in the 2004 period. These costs as a percentage of restaurant revenue decreased 0.7% to 19.9% for the 2004 period from 20.6% for the 2003 period, which can be attributed to the higher same store sales leverage on the relatively fixed portion of these costs.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense increased $0.1 million, or 2.8%, to $2.6 million for the 39 weeks ended September 30, 2004 compared to $2.5 million for the 39 weeks ended September 30, 2003 due to the $0.3 million of expenses incurred to participate in certain Chicago food festivals to support our franchisee’s expansion into this market.

General and administrative expense increased $4.3 million, or 34.2%, to $16.7 million for the 39 weeks ended September 30, 2004 from $12.4 million for the 39 weeks ended September 30, 2003. This increase was due to $2.1 million in expenses for bonuses paid or accrued for option holders related to the revaluation of stock options and increased legal fees of $0.6 million. Salary and bonus increases and the filling of vacant supervisor and support staff positions also resulted in $0.1 million and $0.6 million, respectively, of the increase.

Interest expense, net of interest income, increased $6.1 million, or 133.7%, to $10.7 million for the 39 weeks ended September 30, 2004 from $4.6 million for the 39 weeks ended September 30, 2003. This increase is due to $7.6 million in additional interest expense related to our issuance of the Senior Secured Notes in December 2003; this amount includes $0.9 million related to amortization of deferred financing costs. This increase is partially offset by $1.8 million in reduced interest expense due to lower outstanding balances on our term loan under our senior credit facility. Our average debt balances for the 2004 period increased to $131.6 million compared to $68.2 million for the 2003 period and our average interest rate increased to 8.8% for the 2004 period compared to 3.48% for the 2003 period.

Our provision for income taxes consisted of income tax expense of $1.2 million and $4.2 million for the 39 weeks ended September 30, 2004 and 2003, respectively, or an effective tax rate of 26.8% and 40.0% respectively. The 2004 period’s effective tax rate was impacted by the reversal of a prior year reserve in the amount of $0.6 million related to the resolution of uncertainty regarding certain outstanding tax items that had given rise to a reserve.

Net income as a percentage of restaurant revenue decreased to 2.1% for the 39 weeks ended September 30, 2004 compared to 4.5% for the 39 weeks ended September 30, 2003 primarily due to higher interest expense, the bonus expense incurred related to the revaluation of options and increased legal expense.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. Our indebtedness at September 30, 2004 was $129.1 million. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the $15.0 million revolving portion of our senior credit facility will be adequate to meet our future liquidity needs for the foreseeable future. Cash and cash equivalents increased $2.6 million from $5.4 million at December 31, 2003 to $8.0 million at September 30, 2004. During the first nine months of fiscal 2004, we paid $1.5 million in deferred financing costs related to the December 2003 sale of the Senior Secured Notes. We also made cash bonus payments of $1.9 million in January 2004 and $1.3 million in April 2004 related to the revaluation of stock options in connection with the debt transactions. We do not expect to pay significant additional deferred financing costs, and although we will make cash bonus payments in future years related to the revaluation of stock options, the amounts paid will aggregate $2.1 million through 2009. In the first nine months of fiscal 2004, we made $3.0 million in principal repayments on our term loan and a cash payment of $5.0 million related to interest expense for the Senior Secured Notes, which will be paid semiannually through 2009. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we acquire restaurants from franchisees, our debt service requirements could increase. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the Senior Secured Notes and the Intermediate Notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Operating Activities. We had net cash provided by operating activities of $18.4 million for the 39 weeks ended September 30, 2004 compared with net cash provided by operating activities of $21.4 million for the 39 weeks ended September 30, 2003. The decrease in cash provided by operating activities of $3.0 million in the 2004 period compared to the 2003 period was primarily attributable to decreased net income in the 2004 period, decreased changes in accounts payable, accrued insurance and accrued salaries and vacation balances, offset partially by increased interest accruals in the 2004 period. In January 2004, we made $1.9 million in cash bonus payments related to the revaluation of stock options to acquire shares of the common stock of EPL Holdings, Inc. in connection with the sale of the Senior Secured Notes. An additional $1.3 million in cash was paid in April 2004 to make similar cash bonus payments in connection with the sale of the Intermediate Notes. We also made a cash payment of $5.0 million related to interest expense for the Senior Secured Notes, which will be paid semiannually through 2009.

Investing Activities. We had net cash used in investing activities of $10.4 million for the 39 weeks ended September 30, 2004 compared with net cash used in investing activities of $8.8 million for the 39 weeks ended September 30, 2003. The increase in cash used in investing activities of $1.6 million was related to timing of expenditures for new store construction. We also incurred capital expenditures of approximately $2.4 million in 2004 related to the acquisition of two franchise restaurants in the greater Los Angeles area offset by proceeds from the sale of two company restaurants and land of $1.1 million. We expect to spend approximately $13.9 million in capital expenditures in fiscal 2004, which includes $2.4 million in capital expenditures to complete the company-operated restaurant remodel program, $1.9 million to continue the rollout of new restaurant computer systems in our company-operated restaurants, $1.4 million to install chicken marinating tumblers in all company-operated restaurants, $1.7 million for equipment replacements and other capital improvements of company-operated restaurants and approximately $5.9 million to acquire from franchisees and build new company-operated restaurants.

Financing Activities. We had net cash used in financing activities of $5.4 million for the 39 weeks ended September 30, 2004 compared with net cash used in financing activities of $7.0 million for the 39 weeks ended September 30, 2003. The decrease in cash used in financing activities in the 2004 period was attributable to $3.3 million less payments on the term loan portion of our senior credit facility offset partially by $1.5 million in deferred financing costs related to the issuance of the Senior Secured Notes that were paid in 2004.

Debt and Other Obligations

Our senior credit facility provides for an $11.0 million term loan and $15.0 million in revolving availability, with a $10.0 million sub limit for letters of credit. In addition, we have $110.0 million outstanding in aggregate principal amount of the Senior Secured Notes.

At September 30, 2004, we had certain secured loan commitments, which were assumed in connection with purchases of restaurants from franchisees, of approximately $1.7 million.

We have certain land and building leases for which the building portion is treated as a capital lease. These assets are amortized over the life of the respective lease.

At September 30, 2004, we had outstanding letters of credit totaling $6.3 million, which served as collateral for our various workers’ compensation insurance programs.

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

In connection with the issuance of the Intermediate Notes in March 2004 and the dividend paid by EPL Holdings, Inc. shortly thereafter, the exercise prices of outstanding options to purchase shares of the common stock of EPL Holdings, Inc. were adjusted. In addition, we accrued and paid option holders in April 2004 $1.3 million in bonuses. We will make additional cash bonus payments to the option holders related to the revaluation of the stock options at various times through 2009 subject to continued employment and other conditions, which we estimate will aggregate approximately $1.0 million. The combined effect of the adjustment to the exercise price and such cash bonus payments will be to restore the approximate economic position of such option holders to that existing immediately before the dividend that EPL Holdings, Inc. paid to its stockholders following the sale of the Intermediate Notes.

No cash interest will accrue on the Intermediate Notes prior to March 15, 2009. Instead, the principal value of the Intermediate Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including March 15, 2009 at a rate of 12 1/2% per annum compounded annually, so that the accreted value of the Intermediate Notes on March 15, 2009 will be equal to the full principal amount at maturity. Beginning on March 15, 2009, cash interest will accrue on the Intermediate Notes at an annual rate of 12 1/2% per annum payable in arrears on March 15, 2010. Principal is also due March 15, 2010.

As of September 30, 2004, we were in compliance with all of the covenants contained in our senior credit facility and in the indenture governing the Senior Secured Notes. As of such date we calculated all relevant ratios under our senior credit facility as follows:

•	our ratio of “funded debt” to “Adjusted EBITDA” (as such terms are defined in the senior credit agreement) was 3.38 to 1;

•	our ratio of “senior funded debt” to “Adjusted EBITDA” (as such terms are defined in the senior credit agreement) was 0.65 to 1;

•	our “interest coverage ratio” (as such term is defined in the senior credit agreement) was 3.04 to 1; and

•	our “fixed charge coverage ratio” (as such term is defined in the senior credit agreement) was 1.39 to 1.

These four ratios were permitted to be no greater than 4.75 to 1, no greater than 1.5 to 1, no less than 2.0 to 1 and no less than 1.1 to 1, respectively, as of such date. As of September 30, 2004, we calculated our “fixed charge coverage ratio” (as such term is defined in the indenture governing the Senior Secured Notes), the only ratio under our indenture, at 2.90 to 1. Until December 15, 2005, the indenture permits us to incur indebtedness if our fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, determined on a pro forma basis (including a pro forma application of the net proceeds there from), as if such indebtedness had been incurred at the beginning of such four-quarter period.

In addition, as of September 30, 2004, EPL Intermediate, Inc. calculated its fixed charge coverage ratio under the indenture governing the Intermediate Notes at 2.13 to 1. Such indenture permits EPL Intermediate, Inc.’s “restricted subsidiaries” (as such term is defined in such indenture), including us, to incur indebtedness, if EPL Intermediate, Inc.’s fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, as determined on a pro forma basis (including a pro forma application of the net proceeds therefrom) as if such indebtedness had occurred at the beginning of such four-quarter period.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to recoverability of fixed assets, intangible assets, closed restaurants, workers’ compensation insurance and contingent liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to our Registration Statement on Form S-4/A (File No. 333-115486) filed August 11, 2004 for discussion of our critical accounting policies and estimates.

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

We do not consider the change in fair value of our long-term fixed rate debt resulting from a hypothetical 10% fluctuation in interest rates, as of September 30, 2004 to be material.

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

As of September 30, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls over financial reporting or in other factors that have materially affected that are reasonably likely to materially affect our internal controls over financial reporting subsequent to the date we completed our evaluation.

PART II

Item 6. Exhibits.

Exhibit Number	Description of Documents
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL POLLO LOCO, INC.

Date: November 15, 2004	By:	/s/ Stephen E. Carley
Stephen E. Carley Chief Executive Officer

	By:	/s/ Joseph Stein
Joseph Stein Chief Financial Officer