Form 10-K
period 2004-12-29
El Pollo Loco, Inc.
filed 2005-03-29
CIK 1289729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-115486

El Pollo Loco, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0377527
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3333 Michelson Drive, Suite 550 Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 399-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: none

(Title of class)

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The common stock of the registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

An aggregate of 100 shares of common stock of the registrant were outstanding as of March 29, 2005.

Documents Incorporated By Reference

None.

TABLE OF CONTENTS

FORM 10-K

-i-

PART 1

Item 1. Business

Our Company

We are the nation’s leading quick service restaurant (“QSR”) chain specializing in marinated, flame-grilled chicken. In fiscal year 2004, we had an approximately 4.0% market share of the aggregate sales of the top seven chicken QSR chains nationwide. Our chicken is marinated fresh each day, cooked in-restaurant on grills directly in front of our customers and served directly off the grill. We serve our authentic recipe flame-grilled chicken in individual and family-size meals, and it is the key ingredient in a wide variety of contemporary Mexican-influenced entrees, including specialty chicken burritos, chicken quesadillas, Pollo Salads and Pollo Bowl® chicken bowls. Our brand concept and price points are strategically positioned to straddle the QSR and fast casual segments of the restaurant industry. We offer our customers healthy, freshly prepared food typically found in fast casual restaurants, but with the convenience and value typically available only at traditional QSR chains.

As of December 29, 2004, our restaurant system consisted of 137 company-operated and 185 franchised locations. Our 322 restaurants are located principally in California with additional restaurants in Arizona, Nevada and Texas. Our typical restaurant is a free-standing building with drive-thru capability that ranges in size from 2,200 to 2,600 square feet with seating for approximately 60 customers. In fiscal 2004, the average unit volume (“AUV”) for our company-operated restaurants was approximately $1.5 million, compared to $1.4 million in fiscal 2003. According to Restaurant Trends, for fiscal year 2003, our AUV was the seventh highest AUV of any QSR chain in the greater Los Angeles designated market area, or the greater Los Angeles area, and according to Nation’s Restaurant News, the fifth highest AUV for QSR chains nationwide in 2003. Our restaurants system wide have demonstrated simple unweighted average same store sales growth of 4.9% for the five most recently completed fiscal years. Same store sales for restaurants system wide grew by 0.6%, 4.2% and 6.0% for fiscal years 2002, 2003 and 2004, respectively, in each case relative to the prior year.

Our authentic concept originated in Guasave, Mexico in 1975 and the first U.S. El Pollo Loco® restaurant was opened in Los Angeles in 1980. Our menu features approximately 50 items and we are continually developing new menu offerings. Individual and family-size meal quantities of our marinated, flame-grilled chicken are popular with our customers for restaurant dining or home meal replacement during dinnertime, while other more portable chicken-based Mexican entrees, such as burritos, quesadillas, Pollo Bowl chicken bowls and made-to-order Pollo Salads appeal to customers at lunch-time or on the go. The breadth of our menu helps to generate significant customer traffic throughout the day and a balanced mix between lunch and dinner sales. We believe we have a high average check due to the large, bundled meals we offer. For fiscal 2004, the average customer transaction in our restaurants was $8.67, which is higher than that of a typical QSR restaurant.

Industry Overview

According to the National Restaurant Association, a restaurant industry trade association, QSR restaurant sales are projected to increase 4.7% to $134.2 billion in 2005 from 2004.

According to Consumer Reports on Eating Share Trends, a market research service that monitors consumer purchases at restaurants, QSR sales growth has outpaced the total restaurant industry in eleven out of the 15 years from 1990 to 2004, making it the second fastest growing segment within the restaurant industry. The QSR segment and the restaurant market are growing as the aging of the baby boomer population has led to an increase in the restaurant market’s share of consumer dollars spent on food from 36.8% in 1955 to 46.9% in 2003, which percentage is expected to increase to 53% by 2010, based on industry surveys.

The fast casual segment of the restaurant industry, estimated at $7.5 billion by Technomic, Inc., a marketing research firm serving the food and food service industries, is small but growing rapidly. Growth of the fast casual segment is driven by the growing number of consumers who demand casual-dining quality food and dining experience in a quick and convenient QSR delivery format and at a near-QSR price.

According to the U.S. Department of Agriculture, annual per capita consumption of chicken in the United States increased 69.6% from 1982 to 2003, while annual per capita consumption of beef declined 14.5% and pork increased 8.0%, respectively. Consumer awareness of the health and nutritional characteristics of chicken is a major factor influencing the growth in chicken consumption. Such health and nutritional characteristics include lower levels of fat, cholesterol and calories per pound relative to beef and pork. In addition, we believe that consumers are moving away from fried chicken towards other healthier cooking alternatives.

Business Strengths

Market Leader with Well Positioned Brand. We are the chicken QSR market leader in the greater Los Angeles area with 244 system wide restaurants and an estimated 44% share of the market, according to Sandelman & Associates, Inc. Quick-Track Executive Report for 2004. Our share of the chicken QSR market in the greater Los Angeles area exceeds KFC’s despite having approximately 13% fewer units in 2003 (the last full year for which we have data). According to Sandelman Associates, Inc., during 2004, our customers averaged 22.7% more visits per month than KFC’s customers. Also according to Sandelman Associates, Inc., we have achieved 97% brand awareness in the greater Los Angeles area, based on name recognition from a list of QSR chains. We believe our ability to grow and compete successfully in this area, one of the most competitive QSR markets in the country, shows the potential for our brand concept nationwide.

We believe our brand concept is well positioned between the QSR and fast casual segments of the restaurant industry. We believe our authentic Mexican heritage cooking method and health-conscious food made fresh to order set us apart from the standard QSR competition, while our convenience and value proposition differentiate us from our fast casual competition.

Proven Business Model with Attractive Restaurant Economics. In fiscal 2004, the AUV for our company-operated restaurants was approximately $1.5 million, compared to $1.4 million in fiscal 2003, which was among the highest AUV of any QSR chain in the greater Los Angeles area and nationally in 2003, according to Restaurant Trends.

Strong Same Store Sales Growth. Our restaurant system has demonstrated a simple unweighted average same store sales growth of 4.9% for the five most recently completed fiscal years. Same store sales for restaurants system wide grew by 0.6%, 4.2% and 6.0% for fiscal years 2002, 2003 and 2004, respectively, in each case relative to the prior year. We believe that this growth results from the strength and appeal of our core product, format, menu pricing and product quality. Despite a challenging operating environment for most QSR chains, we grew during fiscal 2004 as the economy rebounded and we have begun to see the positive results of our investment in new product development, customer service training and restaurant remodels.

Attractive Demographics. We believe we appeal to a wide range of customers across different ethnic, age and income demographics. A customer study that we commissioned indicated that in 2000, approximately 51% of our customers were Hispanic, 32% Caucasian, 12% African American and 4% Asian. According to the U.S. Census Bureau, the approximately 7.2 million Hispanic population in the greater Los Angeles area (as of 2003) is the fastest growing segment of the total population, having grown by 11% from 2000 to 2003 (as compared to total growth in the market of 6%), with 85% of this growth occurring in the Mexican-origin segment of the Hispanic population. The U.S. Census Bureau projects that the percentage of the U.S. population that is of Hispanic origin will increase from 12.6% in 2000 to 15.5%

in 2010 and 20.1% by 2030. We believe that these demographic trends will allow us to grow our restaurant system in new markets and eventually nationwide. In addition, we believe our appeal across different economic demographics increases the number of markets and locations available for our restaurants and reduces our risk of restaurant closure and our exposure to fluctuations in any individual market segment.

Balanced Daypart Business. By nature of their menu design or service format, the business mix of most QSR and fast casual chains is oriented towards a specific daypart. In contrast, the breadth of our menu offerings and the convenience of our service format generate significant customer traffic throughout the day with an evenly balanced business mix between lunch and dinner. Approximately 48% of the revenues from our company-operated restaurants are generated from lunch-time and 52% from dinner-time. Lunch items range in price from $1.19 to $5.29, with dinner entrees ranging from $4.49 to $20.99. We believe that this daypart balance provides us with a more diversified revenue base and significantly improves our restaurant economics through more efficient use of physical plant and staff and a reduction of food waste.

Strong Franchise Base and Revenues. Our restaurant system has many longstanding multi-restaurant franchisees. In addition, over the past four years, we have successfully expanded our relationship with larger, more professional and well-capitalized franchising groups that have generated a consistently higher level of growth in our franchise restaurants and revenues over prior years. From December 2000 to December 2004, the average number of restaurants operated by a franchisee has grown from 2.3 to 3.4 restaurants. From fiscal 2002 to 2004 we hired two experienced franchise sales directors to accelerate our franchise development efforts with potential new multi-restaurant franchises in new and existing markets. The strength of our franchise program has positioned us for accelerated franchise restaurant growth over the next several years.

Significant Investment in Infrastructure and Brand. Despite a challenging economic environment over the past several years, we have purposefully reinvested a significant amount of capital back into our business to drive operational improvement and upgrade our brand image to remain competitive within the QSR and fast casual segments of the industry. In fiscal 2004, we spent $2.4 million in aggregate to remodel our restaurants, $2.1 million to install new restaurant computer systems and $1.4 million to install new kitchen equipment to improve the quality of our products. In 2003, we increased our general and administrative expense by more than $1.0 million to improve hospitality training, to add area leaders to improve restaurant oversight and to establish “SPECS”SM (Standards and Procedures Educational Card System), a field training program. We believe that these investments are starting to generate returns and that they will lead to improved same store sales growth over the next several years.

Proven Management Team. Our executive management team has extensive restaurant industry experience in addition to a significant multi-industry foundation in consumer marketing, operations and finance with key positions at leading food service businesses including PepsiCo Inc., Taco Bell Corp., Applebee’s International, Inc., McDonald’s Corporation, Rubio’s Restaurants, Inc. and CKE Restaurants, Inc. Stephen E. Carley, our President and Chief Executive Officer who joined our company in April 2001, was a consumer marketing and operations veteran with General Mills, Inc., The Pillsbury Company and PepsiCo Inc. prior to gaining extensive experience in the QSR and food service industries, serving in various areas of both PepsiCo Inc. and Taco Bell Corp. during his 12 years at PepsiCo Inc. We continue to enhance the strength of our senior management team, and they currently own approximately 8.1% of stock of EPL Holdings, Inc., our indirect parent, on a fully diluted basis.

Business Strategy

Our business strategy is focused on increasing same store sales, expanding our restaurant base in a disciplined manner and continuing to improve operations while managing our cost levels.

Increase Same Store Sales. We are focused on various initiatives to maximize profitability of our existing restaurants and to increase same store sales. For example, we continue to invest in new product development to capitalize on our belief that our marinated, flame-grilled chicken is aligned with the long-term trend towards lighter and healthier eating as well as the growing desire for more flavorful foods. In addition, we have invested in our customer service training initiatives and added area leaders. While this increased our general and administrative expense by over $1.0 million in 2003, we believe the benefits will help generate additional revenue in both existing and new markets as we attract more customers from the fast casual segment of the market. We have almost completed the current phase of the restaurant remodeling program we began in 2000 so that our restaurants reflect the ambiance and contemporary environment demanded by today’s more discriminating fast casual customers. Over this period, we have remodeled 93 of our company-operated restaurants and our franchisees have remodeled 69 of their restaurants.

Disciplined Expansion. We plan to expand our restaurants in a disciplined manner by strategically adding both company-operated and franchised restaurants with particular emphasis on growth of our franchise restaurants going forward. We generally open four to eight company-operated restaurants per year, which is consistent with our company-operated restaurant growth since 2001. We plan to open 10 or more franchised restaurants per year with experienced and well-capitalized operators in existing and new markets. We have generated significant recent interest from experienced QSR operators to expand into new markets and entered into new development agreements for 18 restaurants during fiscal 2004. Currently, we are marketing to both new and existing franchisees in all states except Virginia, where we are awaiting approval of our application for registration of our franchise offering circular. Our emphasis on growth of our franchise restaurants allows us to increase franchise revenue with minimal additional capital investment.

Continue to Improve Operations and Implement Cost Controls. We are committed to continuing to improve our operational excellence while maintaining recently implemented cost controls. We have transformed daily restaurant performance information into useful management metrics for our field operators and corporate managers. In particular, our rigorous system of grading each restaurant, its general manager and supervisors across key performance metrics on an easy to understand scorecard system has generated significant operating improvements such as improved food and employee safety measures and improved customer satisfaction scores. We have also been successful in improving our operating margins through food cost variance tracking, the implementation of labor scheduling guides and a disciplined focus on reducing our exposure to workers’ compensation incidents. We are also installing new information systems to help improve our labor costs and inventory management systems to improve order accuracy and cash handling.

Restaurant Operations and Management

Our management team places tremendous emphasis on executing our company mission, which is to “Passionately Serve Perfect Pollo Every Time.” To help ensure that we deliver on this mission, we have 16 area leaders and two directors of operations that report to our vice president of operations. Each area leader typically oversees eight to nine restaurants. General managers supervise the operations of each restaurant, and they are supported by a number of restaurant managers and shift supervisors, which varies based on the sales volume of the respective restaurant. We have created a set of quantitative metrics that are used to measure the performance of both the general managers and area leaders. These metrics measure profitability, food safety, employee safety and various customer satisfaction attributes. We make this data “information that cannot be ignored” by producing a monthly scorecard, holding quarterly meetings, and considering these metrics for bonus purposes and job performance evaluations.

We strive to maintain quality and consistency in our restaurants through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. Restaurant managers, many of whom are promoted from our restaurant personnel, must complete a training program of typically six to twelve weeks during which we instruct them in various areas of restaurant management, including food quality and preparation, hospitality and employee relations. We also provide restaurant managers with operations manuals relating to food preparation and operation of restaurants. These manuals are designed to ensure uniform operations, consistently high quality products and service and proper accounting for restaurant operations. We hold regular meetings of our restaurant managers to discuss new menu items and efficiency initiatives and to continue training in various aspects of business management.

We devote considerable attention to controlling product costs, which are a significant portion of our restaurant expenses. We make extensive use of information technology to provide us with pertinent information on ideal food cost, inventory levels and inventory cost variances. We have implemented a new back office computer system that we believe will add more controls surrounding inventory and cash management.

We maintain financial and accounting controls for each of our restaurants through the use of centralized accounting and management information systems and reporting requirements. We collect sales, credit card, debit card, menu mix and related information daily for each company-operated restaurant. We provide general managers with operating statements for their respective restaurants. Cash, credit card and debit card receipts are controlled through daily deposits to local operating accounts, which are either picked-up up by armored car or deposited to our cash concentration accounts by our managers. At our support center, we use a software program to reconcile on a daily basis the sales and cash information sent electronically from our restaurants to cash detail electronically sent by our bank.

Menu and Food Preparation

Our marinated, flame-grilled chicken is the key ingredient to our menu items. Fresh chickens are marinated in our restaurants twice a day, using marination tumblers to ensure that our proprietary marinade flavors our chicken to the bone. The cooking process on our extensive grill system does not employ any timers, so our cooks must use acquired experience to turn the chicken at the proper intervals in order to deliver the golden brown crisp chicken to our customers. We believe our singular focus, from senior management down, on delivering perfect chicken creates loyalty and enthusiasm for the brand among our employees.

Our chicken is served with flour or corn tortillas, freshly prepared salsa and a wide variety of signature side orders including Spanish rice, pinto beans, creamy coleslaw and mashed potatoes. In addition to individual and family chicken meals in quantities of eight, 10 and 12 pieces, we also serve a wide variety of contemporary Mexican entrees including specialty chicken burritos, chicken quesadillas, Pollo Bowl chicken bowls, a line of fresh Pollo Salads, chicken tacos and taquitos. To complement our menu items, a salsa bar in each of our locations features several kinds of salsa prepared fresh daily with serrano chilies, cilantro and other fresh ingredients. We also serve Fosters Freeze® brand of soft-serve ice cream products in 76 of our restaurants in California and Nevada.

We are committed to serving quality chicken and Mexican food products. This process begins with the selection of fresh ingredients. In preparing menu items, we emphasize quality and freshness. We regularly inspect our vendors to ensure both that the products we purchase conform to our high quality standards and that the prices offered are competitive. We are committed to differentiating ourselves from other QSR competitors by utilizing fresh, high quality ingredients as well as by preparing most items from scratch. The menu items at each of our restaurants are prepared at that restaurant from fresh chicken and ingredients delivered several times each week.

Our food safety and quality assurance programs are designed to maintain high standards for the food products and food preparation procedures used by company-operated and franchised restaurants. We have a team of quality assurance managers that perform comprehensive restaurant and supplier audits. Quality assurance managers visit each company-operated and franchised restaurant an average of three times a year and evaluate all areas of food handling, preparation and storage. Our quality assurance team also audits our suppliers on a frequency schedule based on the potential food safety risk of each product. We also have continuous food safety employee training that pays detailed attention to product quality at every stage of the food preparation cycle.

Purchasing

Our ability to maintain consistent quality throughout our restaurants depends in part upon the ability to acquire food products and related items from reliable sources in accordance with our specifications. We purchase our food and other supplies from various suppliers. In addition, we have a contract with one distributor for substantially all of the food and supplies, including the chicken, that our company-operated restaurants receive from our suppliers. Fresh chicken is typically delivered every other day to each restaurant. Although franchisees are not required to use this distributor or any other designated distributors, they must purchase food and supplies from company-approved suppliers.

Historically, we have been able to limit our exposure to chicken prices through contracts ranging in term from one to three years and through menu price increases. We recently entered into new contracts with terms ranging from two to three years with our primary suppliers of chicken that expire in February 2007 and February 2008. The cost of chicken under these new contracts is significantly higher than under our prior contracts. Although we raised prices in September and November 2004 to help offset the impact of the increased price of chicken, we expect that food cost as a percentage of sales will increase in fiscal 2005 as compared to fiscal 2004.

Marketing

Marketing Strategy. We strive to be the consumer’s top choice for flavor by serving indulgent but guilt-free meals, featuring our signature flame-grilled chicken, inspired by the kitchens of Mexico. We seek to build long-term relationships with consumers based on a complete brand experience. With our brand’s authentic roots and our high quality, great tasting healthy food we attempt to inspire our consumers not only to frequent the brand, but to become advocates by converting non-users into users via word-of-mouth.

We closely follow competitive trends, subscribe to secondary consumer research and conduct primary research to prioritize opportunities and stay abreast of our position in the market. Through our strategic marketing efforts and unique wholesome product offerings, we believe we have positioned ourselves into the “sweet spot” between the QSR and fast casual restaurant segments. We believe consumers find our restaurant experience superior to traditional fast food restaurants but not as high-priced and inconvenient as fast casual restaurants.

Promotional/Discount Strategy. We develop promotions designed to deliver value in a highly competitive marketplace. Each year, the calendar is divided into six promotional periods of approximately eight weeks each that feature new products, attractively priced family meal offers and/or value-added promotions. Each promotional period features an advertised focus and in-restaurant components. To avoid unprofitable discounting, we use internal modeling aids to assist the marketing team in developing promotions designed to deliver incremental sales at a profit.

Advertising Strategy. We have developed key consumer insights that define consumer segments and their motivators. Our advertising is designed to capture the emotion of the brand by stirring consumers’ passion for wholesome, flavorful food without compromising convenience. Our advertising is designed to position the brand consistent with our marketing strategy.

Our target audience is 25-49 years old. We use television and radio advertising as the primary medium in markets where there is adequate market penetration. We use in-restaurant merchandising materials to convey further the freshness and quality of the menu. We periodically use print media to introduce new products and deliver brand communication along with purchase incentives. We implement public relations activities to stretch our brand messaging into the consumer press and strengthen our ties with the community.

Competition

The quick service restaurant industry is highly competitive and fragmented. The number, size and strength of competitors varies by region. We believe that quick service restaurant competition is based primarily on taste, quickness of service, value, name recognition, restaurant location and customer service. We believe that competition within the fast casual restaurant segment is based primarily on price, taste, quality and the freshness of the menu items and the comfort and ambiance of the restaurant environment.

Our greatest strength in this competitive environment is our high quality, great tasting healthy food. Given favorable consumer trends, including the growth of Hispanic population in many regions of the United States, impact of the Hispanic culture on food and flavors, growth of the Mexican food segment and increased interest in healthy dining, we believe we are well positioned to take advantage of these trends and continue to grow our market position in existing and new markets. We believe we can continue to increase our market share with our marketing focus on building our brand, as well as our operations focus on achieving improvements in all aspects of customer service.

We compete with national and regional quick service and fast casual restaurants. Compared to us, some of our competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants are located or are planned to be located.

Service Marks and Trademarks

We have registered the names El Pollo Loco, Pollo Bowl and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office and in approximately 42 foreign countries. We are not aware of any infringing uses that could reasonably be expected to materially affect our business. We believe that our trademarks and service marks are valuable to the operation of our restaurants and are important to our marketing strategy. Our policy is to pursue and maintain registration of our service marks and trademarks in those countries where our business strategy requires us to do so and to oppose vigorously any infringement or dilution of our service marks or trademarks in such countries.

The contractual rights to use the name El Pollo Loco and certain related trademarks and intellectual property in Mexico were assigned to us in 1996, pursuant to an agreement between us and a company controlled by Jose Ochoa, the founder of the first El Pollo Loco restaurant in Mexico. As consideration for the assignment of such rights, we agreed, subject to the terms and conditions of the agreement, to develop a minimum number of restaurants in Mexico by February 2006 and to pay certain fees for each such restaurant that we develop. In April 2004, El Pollo Loco, S.A. de C.V., which we refer to as EPL-Mexico, filed suit against us in state court in Laredo, Texas alleging, among other things, that we breached our agreement with EPL-Mexico by failing to develop new restaurants in Mexico and claiming that the right to use the name El Pollo Loco in Mexico should revert to EPL-Mexico. EPL-Mexico also challenged our ownership of the trademarks before the Mexican Intellectual Property Institute, which challenge was unsuccessful. The Mexican Intellectual Property Institute twice confirmed our ownership of the EPL trademarks in Mexico in 2004. We successfully removed the Texas action to federal court and we have filed a counterclaim against EPL-Mexico to defend our rights to the trademarks in Mexico. We believe that our adversary’s claims are without merit and that, based on the rights we possess pursuant to the agreement, we possess adequate legal and contractual rights to use the intellectual property in question in Mexico. However, a failure to prevail in this action could result in the loss of our ownership in Mexico of the trademarks and intellectual property at issue, which could affect our brand in the United States and elsewhere.

Franchise Program

We use a franchising strategy as a means to accelerate our new restaurant growth in new markets with relatively minimal capital commitment. We believe we currently have solid working relationships with our franchisees. As of December 29, 2004, we had a total of 185 franchised restaurants, operated by 54 franchisees and one licensee (operating at Universal Studios Theme Park). Our franchisees range in size from single restaurant operators to our largest franchisee, who currently operates 28 restaurants. We employ five franchise consultants who work with our franchisees to maintain system wide quality. These consultants assist franchisees with new site proposals, new restaurant openings, marketing programs and ongoing operations activities.

Our standard franchise agreement gives our franchisees the right to use our trademarks, service marks, trade dress and our proprietary recipes, systems, manuals, processes and related items. We also provide our franchisees with access to training, marketing, quality control, purchasing, distribution and operations assistance. We are not obligated to and currently do not provide any direct or indirect financing or financing guarantees for our franchisees. The franchisee is required to pay an initial franchise fee of $40,000 for a 20-year franchise term per restaurant and in many cases, a renewal fee for a successor franchise agreement beyond the initial term. The franchisee is also required to pay monthly royalty fees of 4% of gross sales as well as monthly advertising fees of 4% for the Los Angeles designated market area or 5% for other markets. We contribute where we have company-operated restaurants to the advertising fund on the same basis as franchised restaurants. Under our franchise agreements, we are obligated to use all advertising fees collected from franchisees to purchase, develop and engage in advertising, public relations and marketing activities to promote the brand.

We are the sole master licensee of the Fosters Freeze brand of soft-serve ice cream products in seven Southern California counties. Our franchisees in California and Nevada may also enter into a sublicense agreement with us under which they may sell a limited Fosters Freeze menu in their restaurant.

As a result of an initiative in the mid-1990’s to transfer certain company restaurants to new franchisees, some franchisees sublease their restaurants from us. However, most franchisees currently either purchase the real estate upon which the restaurants are operated or enter into direct leases with third-party owners of real estate.

Employees

As of February 28, 2005, we had approximately 3,800 employees, of whom approximately 3,540 were hourly restaurant employees, 136 were salaried general managers engaged in managerial capacities and 123 were corporate and office personnel. Most of our restaurant employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of our employees are covered by a collective bargaining agreement. We believe that we generally have good relations with our employees.

Environmental Matters

Our operations are also subject to federal, state and local laws and regulations relating to environmental protection, including regulation of discharges into the air and water. Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances on or in such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

Many of our properties are located on sites that we know or suspect to have been used by prior owners or operators as retail gas stations. Such properties previously contained underground storage tanks, and some of these properties may currently contain abandoned underground storage tanks. We are aware of contamination from a release of hazardous materials by a previous owner at two of our owned properties and one of our leased properties. We do not believe that we have contributed to the contamination at any of these properties. It is possible that petroleum products and other contaminants may have been released at other properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any contamination. Although we principally lease most of these properties or when we own the property we obtain certain assurances from the prior owner or often obtain indemnity agreements from third parties, we cannot assure you that we will not be liable for environmental conditions relating to our prior, existing or future restaurants or restaurant sites. If we are found liable for the costs of remediation of contamination at any of these properties, our operating expenses would likely increase and our operating results would be materially adversely affected.

One of our leased facilities is located on a site that has been designated as a federal “Superfund site” for cleanup of hazardous substances. We do not believe that we have contributed to the contamination at this site and have not been named as a potentially responsible party with respect to this site. However, we cannot assure you that we will not be named as a potentially responsible party with respect to this site in the future. If we are named as a potentially responsible party with respect to the contamination at this site and are required to contribute to the cleanup of this site, our operating expenses would likely increase and our operating results could be materially adversely affected.

We have not conducted a comprehensive environmental review of our properties or operations. No assurance can be given that we have identified all of the potential environmental liabilities at our properties or that such liabilities would not have a material adverse effect on our financial condition.

Government Regulation

Our business is subject to extensive federal, state and local government regulation, including those relating to, among others, public health and safety, zoning and fire codes. Failure to obtain or retain food or other licenses would adversely affect the operations of our restaurants. Although we have not experienced and do not anticipate any significant problems in obtaining required licenses, permits or approvals, any difficulties, delays or failures in obtaining such licenses, permits or approvals could delay or prevent the opening of, or adversely impact the viability of, a restaurant in a particular area. We operate each of our restaurants in accordance with standards and procedures designed to comply with applicable codes and regulations.

The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. We believe that federal and state environmental regulations have not had a material effect on our operations, but more stringent and varied requirements of local government bodies with respect to zoning, land use and environmental factors could delay construction and increase development costs for new restaurants.

We also are subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal and state laws governing such matters as minimum wages, overtime and other working conditions. A significant number of our hourly staff are paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase our labor cost.

Many states, including California, and the Federal Trade Commission require franchisors to transmit specified disclosure statements to potential franchisees when offering or modifying a franchise. Some states require us to register our franchise offering documents and file our advertising material before we may offer a franchise for sale. We believe that our Uniform Franchise Offering Circular, together with any applicable state versions or supplements, complies in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising. We are marketing to both new and existing franchisees in all states except Virginia, where we are awaiting approval of our application for registration of our franchise offering circular.

Availability of SEC Reports

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are not available on our Internet web site, http://www.elpolloloco.com. We have not yet updated our web site to include such reports. However, copies are available, without charge, from General Counsel, El Pollo Loco, Inc., 3333 Michelson Drive, Suite 550, Irvine, California 92612.

Restatement of Previously Issued Financial Statements

Based on a review begun in December 2004, the Company determined that its accounting for leases was in error. Upon completion of its review, the Company corrected its lease and leasehold depreciation accounting in 2004 and restated certain historical financial information for prior periods to correct errors in its lease accounting and leasehold depreciation policies.

Corrections to the Company’s lease accounting policies include adjusting lease terms, as defined in Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases,” as amended, to include option renewal periods where failure to exercise such options would result in an economic penalty, recognizing the straight-line effect over the lease term of escalating rents during the option periods and recognizing the effect of pre-opening “rent holidays” over the related lease terms. In addition, the restatement includes an adjustment to depreciation expense to correct the depreciable lives being used for certain leasehold costs and improvements where the contractual term of the lease, including lease option periods for which a reasonable assurance exists that the option would be exercised, was shorter than the historical depreciation period previously used to record depreciation expense.

The Company restated its balance sheet at December 31, 2003, and the statements of income and comprehensive income, stockholder’s equity and cash flows for the years ended December 31, 2003 and December 25, 2002. We have also restated the applicable financial information for 2000, 2001, 2002 and 2003 in Item 6 of this report. The Company has not amended its previously filed Form S-4 or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in those reports should no longer be relied upon. Throughout this Form 10-K all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Risk Factors

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include our substantial level of indebtedness, food-borne-illness incidents, increases in the cost of chicken, our dependence upon frequent deliveries of food and other supplies, our vulnerability to changes in consumer preferences and economic conditions, our sensitivity to events and conditions in the greater Los Angeles area, our ability to compete successfully with other quick service and fast casual restaurants, our ability to expand into new markets, our reliance in part on our franchisees, our ability to support our expanding franchise system and litigation we face in connection with our operations. Actual results may differ materially due to these risks and uncertainties and those discussed below.

Our substantial level of indebtedness could materially and adversely affect our business, financial condition and results of operations.

We have substantial debt service obligations. As of December 29, 2004, we had approximately $126.9 million in total indebtedness outstanding. We also have the ability to borrow up to an additional $15.0 million (less the amount of letters of credit outstanding) under the revolving portion of our senior credit facility. Subject to restrictions in the indenture and our senior credit facility, we may incur additional indebtedness. Our high level of indebtedness could have important consequences to you and significant effects on our business, including the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	we must use a substantial portion of our cash flow from operations to pay interest on the 9 1/4% Senior Secured Notes due 2009 (the “EPL Notes”) and our other indebtedness, which will reduce the funds available to use for operations and other purposes;

•	all of the indebtedness outstanding under our senior credit facility will have a prior ranking claim on substantially all of our assets, and all of the indebtedness outstanding under our purchase money indebtedness, equipment financing and real estate mortgages will have a prior ranking claim on the underlying assets;

•	our ability to fund a change of control offer may be limited;

•	our high level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

•	our high level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business.

We expect to use cash flow from operations to pay our expenses and amounts due under outstanding indebtedness, including interest payments on the EPL Notes. Our ability to make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future and our anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including the EPL Notes, or to fund other liquidity needs. If we do not have enough money, we may be required to refinance all or part of our then-existing debt (including the EPL Notes), sell assets or borrow more money. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements, including our senior credit facility and the indenture, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could significantly adversely affect the value of the EPL Notes and our ability to pay the amounts due under the EPL Notes.

Food-borne illness incidents could reduce our restaurant sales.

We cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third party food processors makes it difficult to monitor food safety compliance and increases the risk that food-borne illness would affect multiple locations rather than single restaurants. Some food-borne illness incidents could be caused by third party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our restaurants or a franchised restaurant could negatively affect our restaurant sales if highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to one of our restaurants. A number of other restaurant chains have experienced incidents related to food-borne illnesses that have a material adverse impact on their operations, and we cannot assure you that we can avoid a similar impact upon the occurrence of a similar incident at our restaurants.

Increases in the cost of chicken could materially adversely affect our business, financial condition, results of operations and cash flows.

The principal food product our company operated and franchised restaurants use is chicken, and any material increase in the cost of chicken could materially adversely affect our operating results. During 2002, 2003 and 2004, the cost of chicken included in our product cost was approximately 13.1%, 12.8% and 14.1% of our restaurant revenue. Changes in the cost of chicken can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability and greater international demand for domestic chicken products. If we fail to anticipate and react to increasing food costs by adjusting our purchasing practices, our cost of sales may increase and our operating results could be adversely affected. We currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies, which we purchase at prevailing market or contracted prices. Historically, we limited our exposure to chicken prices through contracts ranging in term from one to three years. We recently entered into new contracts with terms ranging from two to three years with our primary suppliers of chicken that expire in February 2007 and February 2008. The price that we pay for chicken has increased as a result of these new contracts. If we cannot pass these price increases on to our customers, as we are attempting to do through menu price increases that we implemented in 2004, the increase in the cost of chicken would materially adversely affect our business, financial condition, results of operations and cash flows.

Failure to receive frequent deliveries of food and other supplies could materially and adversely impact our business, financial condition, results of operations and cash flows.

Our and our franchisees’ ability to maintain consistent quality menu items depends in part upon our ability to acquire fresh food products, including the highest quality whole chickens and related items from reliable sources in accordance with our specifications. Shortages or interruptions in the supply of fresh food products caused by unanticipated demand, problems in production or distribution, contamination of food products, an outbreak of poultry diseases, inclement weather or other conditions could materially adversely affect the availability, quality and cost of ingredients, which would adversely affect our business, financial condition, results of operations and cash flows. We have contracts with a limited number of suppliers of most chicken, food and other supplies for our restaurants. In addition, we have one company that distributes substantially all of the products we receive from suppliers. If that distributor or any of our suppliers do not perform adequately or if any one or more of such entities seeks to terminate its agreement or fails to perform as anticipated, or if there is any disruption in any of our supply or distribution relationships for any reason, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our inability to replace our distributor and our suppliers in a short period of time on acceptable terms could increase our costs and could cause shortages at our restaurants of food and other items that may cause our company-operated or franchised restaurants to remove certain items from a restaurant’s menu or temporarily close a restaurant. If we or our franchisees temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage or thereafter, as our customers may change their dining habits as a result.

We are vulnerable to changes in consumer preferences and economic conditions that could harm our business, financial condition, results of operations and cash flows.

Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. Factors such as traffic patterns, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual locations. In addition, inflation and increased food and energy costs may harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing, which could harm our business, financial condition, results of operations and cash flows. There can be no assurance that consumers will continue to regard our products favorably or that we will be able to develop new products that appeal to consumer preferences, which could have a material adverse affect on our business. Our continued success will depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions.

The geographic concentration of our restaurants makes our business vulnerable to adverse developments in the greater Los Angeles area or the state of California.

Our company-operated and franchised restaurants in the greater Los Angeles area generate, in the aggregate, approximately 88% of our annual revenues. Our business will be materially adversely affected if we experience a significant decrease in revenues from these restaurants. Changes in the demographic or economic conditions in the greater Los Angeles area or the state of California could have a material adverse effect on our business.

We may not be able to compete successfully with other quick service and fast casual restaurants.

The food service industry, and particularly the QSR and fast casual segments, is intensely competitive. In addition, the greater Los Angeles area, the primary market in which we compete, includes the most competitive Mexican QSR and fast casual markets in the country. Competition in our industry is primarily based on price, convenience, quality of service, brand recognition, restaurant location and type and quality of food. If our company-operated and franchised restaurants cannot compete successfully with other quick service and fast casual restaurants in new and existing markets, we could lose customers and our revenues may decline. Our company-operated and franchised restaurants compete with national and regional quick service and fast casual restaurant chains for customers, restaurant locations and qualified management and other restaurant staff. Compared to us, some of our competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants are located or are planned to be located.

Our expansion into new markets may present additional risks that could materially adversely affect the success of our new restaurants.

We expect to enter into new geographic markets in which we have no prior operating or franchising experience. We face challenges in entering new markets, including consumers’ lack of awareness of our brand, difficulties in hiring personnel and problems due to our unfamiliarity with local real estate markets and demographics. New markets may also have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. Any failure on our part to recognize or respond to these differences may adversely affect the success of our new restaurants. The failure of a significant number of the restaurants that we open in new markets could materially adversely affect our business, financial condition, results of operations and cash flows.

We intend to open additional restaurants, which could have a material adverse effect on the business of existing restaurants near the new restaurants and materially and adversely affect our financial condition, results of operations and cash flows.

We are reviewing additional sites for potential future El Pollo Loco restaurants. Historically, there is a “ramp-up” period of time before we expect a new El Pollo Loco restaurant to achieve our targeted level of performance. This is due to higher operating costs caused by start-up and other temporary inefficiencies associated with expanding into new markets such as lack of market familiarity and acceptance and unavailability of experienced staff. Our ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our ability to:

•	find quality locations;

•	reach acceptable agreements regarding the lease or purchase of locations;

•	raise or have available an adequate amount of money for construction and opening costs;

•	timely hire, train and retain the skilled management and other employees necessary to meet staffing needs; and

•	obtain, for an acceptable cost, required permits and regulatory approvals.

We may not be able to attract enough customers to new restaurants because potential customers may be unfamiliar with our restaurants or the atmosphere or menu of our restaurants might not appeal to them. In addition, as part of our growth strategy, we intend to open new restaurants in our existing markets. Since we typically draw customers from a relatively small radius around each of our restaurants, the operating results and comparable unit sales for existing restaurants that are near the area in which a new restaurant opens may decline, and the new restaurant itself may not be successful, due to the close proximity of other restaurants and market saturation.

Our existing business support systems, management information systems, financial controls and other systems and procedures may be inadequate to support our expansion, which could require us to incur substantial expenditures that could materially adversely affect our operating results or cash flows.

We rely in part on our franchisees, and if our franchisees cannot develop or finance new restaurants or build them on suitable sites or open them on schedule, our growth and success may be affected.

We will rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. We occasionally have disputes with our franchisees and expect such disputes to occur in the future, which could materially adversely affect our business, financial condition, results of operations and cash flows. Although we have developed criteria to evaluate and screen prospective franchisees, there can be no assurance that franchisees will have the business acumen or financial resources necessary to operate successful franchises in their franchise areas, and state franchise laws may limit our ability to terminate or modify these franchise arrangements. The failure of franchisees to operate franchises successfully could have a material adverse effect on us, our reputation, our brands and our ability to attract prospective franchisees and could materially adversely affect our business, financial condition, results of operations and cash flows.

Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us, or be able to find suitable sites on which to develop them. Franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. Any of these problems could slow our growth and reduce our franchise revenues. Additionally, our franchisees depend on financing from banks and other financial institutions in order to construct and open new restaurants. Also, we sublease certain restaurants to our franchisees. If any such franchisees cannot meet their financial obligations under the sublease, or otherwise fail to honor default under the terms of the sublease, we would be financially obligated under the master lease and could be materially adversely affected. Should these conditions continue into the future, the lack of adequate financing could adversely affect the number and rate of new restaurant openings by our franchisees and adversely affect our future franchise revenues.

Failure to support our expanding franchise system could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our disciplined growth strategy depends on expanding our franchise network, which will require the implementation of enhanced business support systems, management information systems, financial controls and other systems and procedures as well as additional management, franchise support and financial resources. We cannot assure you that we will be able to manage our expanding franchise system effectively. Failure to provide our franchisees with adequate support and resources could materially adversely affect both our new and existing franchisees as well as cause disputes between us and our franchisees and lead to material liabilities. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Negative publicity relating to one of our restaurants, including our franchised restaurants, could reduce sales at some or all of our other restaurants.

We are, from time to time, faced with negative publicity relating to food quality, restaurant facilities, health inspection scores, employee relationships or other matters at one of our restaurants. Adverse publicity may negatively affect us, regardless of whether the allegations are valid or whether we are liable. In addition, the negative impact of adverse publicity relating to one restaurant may extend far beyond the restaurant involved to affect some or all of our other restaurants. The risk of negative publicity is particularly great with respect to our franchised restaurants because we are limited in the manner in which we can regulate them, especially on a real-time basis. A similar risk exists with respect to totally unrelated food service businesses, if customers mistakenly associate such unrelated businesses with our own operations.

Changes in employment laws may materially and adversely affect our business, financial condition, results of operations and cash flow.

Various federal and state labor laws govern the relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements and other salary and benefit requirements for employees classified as non-exempt. Significant additional government-imposed increases in the following areas could materially affect our business, financial condition, operating results or cash flow:

•	minimum wages;

•	mandated health benefits;

•	paid leaves of absence; and

•	tax reporting.

Labor shortages or increased labor costs could materially and adversely affect our business, financial condition, results of operations and cash flows.

Labor is a primary component in the cost of operating our company-operated and franchised restaurants. If we or our franchisees face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates or increases in the federal minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. In addition, our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, including guest service and kitchen staff, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in some geographic areas. In addition, QSR operators have traditionally experienced relatively high employee turn-over rates. Although we have not yet experienced any significant problems in recruiting or retaining employees, our and our franchisees’ ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We and our franchisees have been affected by increasing healthcare and workers’ compensation expenses impacting business in most industries, including ours. To manage premium increases we have been required to self-insure through higher deductibles or otherwise. If we are exposed to material liabilities that are not insured it could materially adversely affect our financial condition, results of operations and cash flows.

We may be locked into long-term and non-cancelable leases and may be unable to renew leases at the end of their terms.

Many of our current leases are non-cancelable and typically have initial terms of 20 years and two or three renewal terms of five years that we may exercise at our option. Leases that we enter into in the future likely will also be long-term and non-cancelable and have similar renewal options. If we close a restaurant, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. In connection with the acquisition of the company by EPL Intermediate, Inc., we assumed obligations under leases for closed restaurants that had a net present value of $0.9 million at December 29, 2004. The circumstances surrounding these liabilities could change, which could have a material adverse effect on our business. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. We may close or relocate the restaurant, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business. Additionally, the revenue and profit, if any, generated at a relocated restaurant may not equal the revenue and profit generated at the existing restaurant. We maintain a reserve for restaurant closures, but there can be no assurance that this reserve will cover our full exposure from all restaurant closures.

We are subject to extensive government regulations that could restrict our ability to operate or sell franchises and result in claims leading to increased costs.

We are subject to extensive government regulation at a federal, state and local government level. These include, but are not limited to, regulations relating to the preparation and sale of food, zoning and building codes, franchising, land use and employee, health, sanitation and safety matters.

We are required to obtain and maintain governmental licenses, permits and approvals. Difficulty or failure in obtaining them in the future could result in delaying or canceling the opening of new restaurants. Local authorities may suspend or deny renewal of our governmental licenses if they determine that our operations do not meet the standards for initial grant or renewal. This risk would be even higher if there were a major change in the licensing requirements affecting our types of restaurants.

We are also subject to regulation by the Federal Trade Commission and subject to state and foreign laws that govern the offer, sale, renewal and termination of franchises and our relationship with our franchisees. The failure to comply with these laws and regulations in any jurisdiction or to obtain required approvals could result in a ban or temporary suspension on future franchise sales or fines or require us to make a rescission offer to franchisees, any of which could materially adversely affect our business and operating results. Such failure could also subject us to liability to our franchisees.

In addition, the Federal Americans with Disabilities Act and similar state laws prohibit discrimination on the basis of disability in public accommodations and employment. Mandated modifications to our facilities in the future to make different accommodations for persons with disabilities could result in material unanticipated expenses.

The failure to enforce and maintain our trademarks could materially adversely affect our ability to establish and maintain brand awareness.

We have registered the names El Pollo Loco, Pollo Bowl and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office and in approximately 42 foreign countries. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print, on the Internet or through other media, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance.

The contractual rights to use the name El Pollo Loco and certain related trademarks and intellectual property in Mexico were assigned to us in 1996, pursuant to an agreement between us and a company controlled by Jose Ochoa, the founder of the first El Pollo Loco restaurant in Mexico. As consideration for the assignment of such rights, we agreed, subject to the terms and conditions of the agreement, to develop a minimum number of restaurants in Mexico by February 2006 and to pay certain fees for each such restaurant that we develop. In April 2004, El Pollo Loco, S.A. de C.V., which we refer to as EPL-Mexico, filed suit against us in state court in Laredo, Texas alleging, among other things, that we breached our agreement with EPL-Mexico by failing to develop new restaurants in Mexico and claiming that the right to use the name El Pollo Loco in Mexico should revert to EPL-Mexico. EPL-Mexico also challenged our ownership of the trademarks before the Mexican Intellectual Property Institute, which challenge was unsuccessful. The Mexican Intellectual Property Institute twice confirmed our ownership of the EPL trademarks in Mexico in 2004. We successfully removed the Texas action to federal court and we have filed a counterclaim against EPL-Mexico to defend our rights to the trademarks in Mexico. We believe that our adversary’s claims are without merit and that, based on the rights we possess pursuant to the agreement, we possess adequate legal and contractual rights to use the intellectual property in question in Mexico. However, a failure to prevail in this action could result in the loss of our ownership in Mexico of the trademarks and intellectual property at issue, which could affect our brand in the United States and elsewhere.

We franchise our restaurants to various franchisees. While we try to ensure that the quality of our brands and branded products is maintained by all of our franchisees, we cannot be certain that these franchisees will not take actions that adversely affect the value of our intellectual property or reputation.

There can be no assurance that all of the steps we have taken to protect our intellectual property in the U.S. and foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S.

We are and could be party to litigation claims that could materially and adversely affect our business, financial condition, results of operations and cash flows by distracting management, increasing our expenses or subjecting us to potential money damages and other remedies.

We are the defendant in a putative class action lawsuit filed April 16, 2004 and served on us on April 19, 2004, in which the plaintiffs alleged certain violations of California labor laws, including alleged improper classification of employees as exempt from certain wage requirements. Any settlement of or judgment arising from this lawsuit could be material, and we cannot give any assurance that we would have the resources available to pay such settlement or judgment.

We are also the subject of a complaint brought by the California Department of Labor Standards Enforcement alleging that, along with Denny’s Corporation, we failed to pay certain vacation payments to former employees under a Vacation Trust Plan from the period September 1998 – September 2002. Any settlement of or judgment arising from this lawsuit could be material, and we cannot give any assurance that we would have the resources available to pay such settlement or judgment.

Also, due to the nature of our business, we are from time to time the subject of other complaints or litigation. Such litigation may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. We have been subject to claims from time to time, and although these claims have not historically had a material impact on our operations, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially adversely affect our business, financial condition, results of operation and cash flows. See “Item 3. Legal Proceedings.”

We may become subject to liabilities arising from environmental laws that could materially and adversely affect our business and results of operations.

We are subject to federal, state and local laws, regulations and ordinances that:

•	govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes; and

•	impose liability for the costs of cleaning up, and damage resulting from, sites of past spills, disposals or other releases of hazardous materials.

In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and may be subject to associated liabilities, including liabilities resulting from lawsuits brought by private litigants, relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurants or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. Many of our properties are located on sites that we know or suspect to have been used by prior owners or operators as retail gas stations. Such properties previously contained underground storage tanks, and some of these properties may currently contain abandoned underground storage tanks. We are aware of contamination from a release of hazardous materials by a previous owner at two of our owned properties and one of our leased properties. We do not believe that we have contributed to the contamination at any of these properties. It is possible that petroleum products and other contaminants may have been released at other properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation of any contamination. Although we principally lease most of these properties or when we own the property we obtain certain assurances from the prior owner or often obtain indemnity agreements from third parties, we cannot assure you that we will not be liable for environmental conditions relating to our prior, existing or future restaurants or restaurant sites. If we are found liable for the costs of remediation of contamination at any of these properties, our operating expenses would likely increase and our operating results would be materially adversely affected.

One of our leased facilities is located on a site that has been designated as a federal “Superfund site” for cleanup of hazardous substances. We do not believe that we have contributed to the contamination at this site and have not been named as a potentially responsible party with respect to this site. However, we cannot assure you that we will not be named as a potentially responsible party with respect to this site in the future. If we are named as a potentially responsible party with respect to the contamination at this site and are required to contribute to the cleanup of this site, our operating expenses would likely increase and our operating results could be materially adversely affected.

We have not conducted a comprehensive environmental review of our properties or operations. No assurance can be given that we have identified all of the potential environmental liabilities at our properties or that such liabilities would not have a material adverse effect on our financial condition.

We depend on the services of key executives, the loss of whom could materially and adversely affect our business.

Some of our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals could materially adversely affect our business until a suitable replacement could be found. We believe that they could not easily be replaced with executives of equal experience and capabilities. Although we have employment agreements with our key executives, we could not prevent them from terminating their employment with us. We do not maintain key person life insurance policies on any of our executives. See “Item 10. Directors and Executive Officers of the Registrant.”

Compliance with regulation of corporate governance and public disclosure will result in additional expenses.

Keeping abreast of, and in compliance with, laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations—certain of which laws, regulations and standards became applicable to us following the issuance of the EPL Notes—will require a significant amount of management attention and external resources. We are committed to observing high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment will result in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities.

Risks associated with acquisitions or similar transactions could materially and adversely affect our operations or may lead us to incur significant costs.

We may expand by pursuing acquisitions, business combinations and joint ventures, including acquisitions of existing restaurants from our franchisees. We may encounter difficulties in integrating the expanded operations or entering into markets or conducting operations where we have no or limited prior experience. Furthermore, we may not realize the benefits we anticipated when we entered into these transactions. In addition, the negotiation of potential acquisitions, business combinations or joint ventures as well as the integration of an acquired business could require us to incur significant costs and cause diversion of management’s time and resources.

American Securities Partners II, L.P. controls our company, and its interests may conflict with holders of the EPL Notes.

American Securities Partners II, L.P. and its affiliates, through their majority ownership of EPL Holdings, Inc. and EPL Intermediate, Inc., have the power to elect our directors, to appoint members of management and to approve all actions requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, acquisitions or sales of all or substantially all of our assets.

The interests of American Securities Partners II, L.P. could conflict with the interests of the holders of the EPL Notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of American Securities Partners II, L.P. as our ultimate controlling stockholder might conflict with the interests of the holders of the EPL Notes. American Securities Partners II, L.P. also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to the holders of the EPL Notes.

Item 2. Properties

Our restaurants are either free-standing facilities, typically with drive-thru capability, or attached restaurants. The average free-standing restaurant provides seating for approximately 60 customers while the average attached restaurant provides seating for approximately 40 customers. A typical restaurant generally ranges from 2,200 to 2,600 square feet. For a majority of our company-operated locations, we lease land on which our restaurants are built. Our leases generally have terms of 20 years, with two or three renewal terms of five years. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenues above specified levels. Generally, leases are “net leases” that require us to pay a pro rata share of taxes, insurance and maintenance costs. We own 20 properties and currently operate restaurants on 15 of these properties. All 20 of these owned properties are subject to mortgages. In addition, we lease 122 properties on which we operate restaurants.

We lease our executive offices consisting of approximately 18,900 square feet in Irvine, California for a term expiring in September 2007. We believe that our current office and operating space is suitable and adequate for its intended purposes.

Locations

As of December 29, 2004, we and our franchisees operated 322 restaurants as follows:

Designated Market Area	Number of Company-Operated Restaurants	Number of Franchised Restaurants	Total Number of Restaurants
Los Angeles, CA	121	123	244
San Diego, CA	—	18	18
Phoenix, AZ	—	11	11
San Francisco/San Jose, CA	—	9	9
Las Vegas, NV	5	3	8
San Antonio, TX	6	—	6
Sacramento/Stockton/Modesto, CA	—	8	8
Fresno/Merced, CA	3	1	4
Bakersfield, CA	—	3	3
Palm Springs, CA	2	1	3
Reno, NV	—	3	3
Rio Grande Valley, TX	—	2	2
Santa Barbara, CA	—	2	2
Salinas, CA	—	1	1

Total	137	185	322

Site Development and Expansion

We use a combination of in-house development staff and outside real estate consultants to find, evaluate and negotiate new sites using predetermined site criteria guidelines. Sites must be qualified based on surrounding population density, median household income, location, traffic, access, visibility, potential restaurant size, parking and signage capability. We use in-house demographic software to assist in our evaluation. We also selectively use outside consultants who specialize in site evaluation to provide independent validation of the sales potential of new sites.

The costs of opening an El Pollo Loco restaurant vary by restaurant depending upon, among other things, the location of the site and construction required. We generally lease the land upon which we build our restaurants, operating both free-standing and attached restaurants. At times, we receive landlord development and/or rent allowances for leasehold improvements, furniture, fixtures and equipment. The standard décor and interior design of each of our restaurant concepts can be readily adapted to accommodate different types of locations.

We believe that the locations of our restaurants are critical to our long-term success, and we devote significant time and resources to analyzing each prospective site. As we have expanded, we have developed specific criteria by which we evaluate each prospective site. Potential sites generally are in major metropolitan areas. Our ability to open new restaurants depends upon, among other things, locating satisfactory sites, negotiating favorable lease terms, securing appropriate government permits and approvals, recruiting or transferring additional qualified management personnel and access to financing. For these and other reasons, we cannot assure you that our expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

Item 3. Legal Proceedings

On September 24, 2002, California Labor Commissioner Arthur Lujan filed a Complaint in Superior Court of California for the County of Alameda, Case No. 2002065951, against us, as well as Advantica Restaurant Group, Inc., Denny’s, Inc., and Denny’s Corporation. The complaint alleges violation of California law regarding payment of accrued vacation. It seeks wage payments for employees’ unpaid accrued vacation, waiting time penalties pursuant to Labor Code section 203, interest, injunctive relief, and costs. On November 1, 2002, we filed an answer to the complaint that in substantial part denied the allegations in the complaint and asserted a variety of affirmative defenses. At this time, we are unable to form a judgment as to whether an ultimate outcome unfavorable to us in this matter is either probable or remote. Any settlement of or judgment arising from such lawsuit could be material, and we cannot give any assurance that we would have the resources available to pay such settlement or judgment.

In 2003, we were the subject of a putative class action lawsuit (in which we were named collectively with other defendants) alleging that the plaintiffs applied for employment with the defendants and that the employment applications they were given to complete violated the California Labor Code. Although we were dismissed from such lawsuit in January of 2004, the lawsuit was refiled against us as an individual action. This lawsuit settled and the settlement agreement was signed on November 16, 2004. Pursuant to the settlement agreement, we agreed to pay the plaintiffs approximately $12,000.

On or about April 16, 2004, two former employees and one current employee filed a class action suit in Los Angeles Superior Court against EPL on behalf of all putative class members (former and current general managers and restaurant managers from April 2000 to present) alleging certain violations of

California labor laws, including alleged improper classification of general managers and restaurant managers as exempt employees. Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief. The complaint was served on us on April 19, 2004. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. Any settlement of or judgment arising from such lawsuit could be material, and we cannot give any assurance that we would have the resources available to pay such settlement or judgment.

El Pollo Loco, S.A. de C.V., which we refer to as EPL-Mexico, filed suit against us in state court in Laredo, Texas alleging, among other things, that we breached our agreement with EPL-Mexico by failing to develop new restaurants in Mexico and claiming that the right to use the name El Pollo Loco in Mexico should revert to EPL-Mexico. EPL-Mexico also challenged our ownership of the trademarks before the Mexican Intellectual Property Institute, which challenge was unsuccessful. The Mexican Intellectual Property Institute twice confirmed our ownership of the EPL trademarks in Mexico in 2004. We successfully removed the Texas action to federal court and we have filed a counterclaim against EPL-Mexico to defend our rights to the trademarks in Mexico. We believe that our adversary’s claims are without merit and that, based on the rights we possess pursuant to the agreement, we possess adequate legal and contractual rights to use the intellectual property in question in Mexico. However, a failure to prevail in this action could result in the loss of our ownership in Mexico of the trademarks and intellectual property at issue, which could affect our brand in the United States and elsewhere.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity and capital resources. A significant increase in the number of these claims or an increase in amounts owing under successful claims could materially adversely affect our business, financial condition, results of operation and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 29, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is not registered under the Securities Act of 1933, as amended. There is no established public trading market for the common stock of the Company. On December 29, 2004, there was one holder of record of the common stock of the Company.

In December of 2003, we made a cash distribution to our parent, EPL Intermediate, Inc., in the amount of $70.0 million. EPL Intermediate, Inc. applied the proceeds received from us to repurchase all of the outstanding shares of its preferred stock in an aggregate amount of $20.1 million, and to make a cash distribution to its parent, EPL Holdings, Inc., in the amount of $49.9 million. EPL Holdings, Inc. applied these proceeds to make a dividend on its outstanding common stock. Under the terms of the EPL Notes, the Company is restricted from paying additional dividends on its capital stock, except in certain circumstances. The Company is also prohibited from paying cash dividends under the terms of the Company’s credit facility with SunTrust Bank, Atlanta, except in certain circumstances.

During 2004 and through the date of this Annual Report on Form 10-K we did not issue any securities that were not registered under the Securities Act of 1933, as amended.

No equity securities of the Company are authorized for issuance under any equity compensation plan.

Item 6. Selected Financial Data

The following table sets forth selected financial data and is qualified by reference to and should be read in conjunction with the financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected financial data of the Company for fiscal year 2004 was derived from the Company’s audited financial statements. The selected financial data of the Company for fiscal years 2000, 2001, 2002 and 2003 were derived from the Company’s audited financial statements, after giving effect to the restatement from amounts previously reported, as described in Item 7 – Restatement of Prior Financial Information and Note 20 to the Financial Statements.

	Fiscal Years
	2000	2001	2002	2003	2004
	(As restated)	(As restated)	(As restated)	(As restated)
Income Statement Data:
(Amounts in thousands)
Restaurant revenue	$159,112	$174,818	$182,549	$193,220	$204,820
Franchise revenue	10,846	11,719	12,683	13,226	14,216

Total operating revenue	169,958	186,537	195,232	206,446	219,036
Product cost	49,907	52,740	55,116	58,430	64,595
Payroll and benefits	42,785	47,821	51,983	53,608	55,200
Depreciation and amortization	14,030	14,137	13,169	13,039	13,894
Other operating expenses	47,633	53,503	54,781	60,967	65,911

Operating income	15,603	18,336	20,183	20,402	19,436
Interest expense, net	10,715	9,951	8,099	8,100	14,089

Income before income taxes	$4,888	$8,385	$12,084	$12,302	$5,347

Net income	$2,655	$4,672	$7,286	$7,370	$3,750

Supplementary Income Statement Data:
Restaurant other operating expense	$30,188	$34,694	$36,853	$38,570	$40,666
Franchise expense	3,480	3,538	3,505	3,380	3,410
General and administrative expense	13,965	15,271	14,423	19,017	21,835

Total other operating expenses	$47,633	$53,503	$54,781	$60,967	$65,911

Balance Sheet Data:
Cash and cash equivalents	$4,913	$6,796	$2,895	$5,353	$5,587
Net property	66,536	68,608	65,090	64,678	64,103
Total assets	167,872	167,805	154,827	164,237	163,954
Total debt	88,918	82,895	71,457	133,230	126,872
Total stockholder’s equity (deficiency)	47,116	50,692	58,641	(3,556)	509
Other Financial Data:
Depreciation and amortization	14,030	14,137	13,169	13,039	13,894
Capital expenditures	9,683	14,140	10,382	12,262	14,849

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the section entitled “Risk Factors,” “Selected Financial Data,” and our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are the nation’s leading QSR chain specializing in marinated flame-grilled chicken. As of December 29, 2004, our restaurant system consisted of 137 company-operated and 185 franchised locations, located principally in California, with additional restaurants in Arizona, Nevada and Texas. In 2004, four new company and nine new franchise restaurants opened. We also acquired two stores from a franchisee, three company stores closed due to normal lease expirations and two franchise restaurants closed, and we sold two company-operated restaurants to a franchisee. Our typical restaurant is a free-standing building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 60 customers and offering drive-thru convenience.

Our total revenue, which has grown from $186.5 million in fiscal 2001 to $219.0 million in fiscal 2004, is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties, franchise fees and sublease rental income. In fiscal 2004, same-store sales for restaurants systemwide increased 6.0% over the year ended December 31, 2003. We expect that maintaining positive same-store sales growth will be more challenging in fiscal 2005, especially in the first half of the year, as we compare same-store sales to positive comparable quarters from the previous year.

The increase in company-operated restaurant revenue since 2001 is due to growth in new company-operated restaurants and to increases in same store sales, which includes price increases over this period. We generally open four to eight company-operated restaurants per year, which is consistent with our company-operated restaurant growth since 2001. We plan to open 10 or more franchised restaurants per year with experienced and well-capitalized operators in existing and new markets. Many factors can influence sales at all or specific restaurants, including increased competition, strength of marketing promotions, the restaurant manager’s operational execution, and changes in local market conditions and demographics.

Franchise revenue consists of royalties, initial franchise fees and franchise rental income. Royalties average 4% of the franchisees’ net sales. We believe that new franchise restaurant growth will increase as we sign development agreements with experienced franchisees in new and existing markets. We are marketing to both new and existing franchisees in several states, except Virginia, where we are awaiting approval of our application for registration of our franchise offering circular. In 2003 and 2004, we entered into area development agreements that, in 2005 and beyond, will result in area development fees being recognized when the related restaurants open. We sublease facilities to certain franchisees and the sublease rent is included in our franchise revenue. This revenue exceeds rent payments made under the lease that are included in franchise expense. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect the portion of franchise revenue attributable to franchise rental income to decrease over time.

Product cost includes food and paper costs. This expense is our largest single expense, is subject to increase or decrease based on commodity cost changes, and depends in part on the success of controls we have in place to manage product cost in the restaurants. Although product cost as a percentage of restaurant revenue has remained constant from fiscal 2001 through fiscal 2003 due to cost controls we had implemented during that period, we faced higher commodity costs in 2004, primarily for chicken. We recently entered into new contracts with terms ranging from two to three years with our primary suppliers of chicken that expire in February 2007 and February 2008. These contracts increased the price that we paid in 2004 for chicken. We estimate that the higher contract prices will result in higher per year product cost of over $1.8 million. In anticipation of increased chicken prices, we implemented menu price increases averaging 2.4% in November 2004.

Payroll and benefits make up the next largest single expense. Payroll and benefits have been and remain subject to inflation, including salaries based on minimum wages and expenses for health insurance and workers’ compensation insurance. Workers’ compensation insurance costs are subject to a number of factors, and although in the past year the state of California recently passed legislation designed to reduce workers’ compensation insurance expense to employers, we cannot predict whether such legislation will actually reduce our workers’ compensation insurance expense. We have continued to see a reduction in the number of workers’ compensation claims due to employee safety initiatives that we began implementing in fiscal 2003.

Restaurant other operating expense includes occupancy, advertising and other costs such as utilities, repair and maintenance, janitorial and cleaning and operating supplies. We have implemented initiatives, such as lighting retrofit projects, in an effort to maintain our restaurant-level cash flow margins. We also are working on an effort to improve the security of our stores, by upgrading camera and alarm systems and implementing new security procedures, which could result in some increases to other operating expenses.

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

General and administrative expense increased in 2004 as a result of our sale of the EPL Notes in December 2003 and the sale of 12 1/2% Senior Discount Notes due 2010 (the “Intermediate Notes”) by our parent, EPL Intermediate, Inc., in March 2004. We incurred expenses due to rating agency fees, higher directors and officers insurance and compliance with laws relating to corporate governance and public disclosure. See “Risk Factors—Compliance with regulation of corporate governance and public disclosure will result in additional expenses.” In addition, in fiscal 2004 we began to incur additional costs associated with developing disclosure controls and procedures and implementing the level of internal controls required for a company with registered securities. We expect to incur additional costs in 2005 related to the initial implementation of the Sarbanes-Oxley Act of 2002. General and administrative expense increased in 2004 as a result of the special bonus payments and accruals related to the revaluation of stock options in connection with the sale of the EPL Notes, as well as similar arrangements described under “Debt and Other Obligations” below in connection with the sale of the Intermediate Notes. These bonus payments will continue through 2009, although the amounts accrued will decrease significantly after 2004.

On December 29, 1999, our parent, EPL Intermediate, Inc., acquired all of our outstanding stock in a business combination accounted for under the purchase method of accounting, which we describe as the Acquisition. The initial purchase price of the Acquisition was $117.3 million. The Acquisition was funded by equity provided by American Securities Capital Partners, L.P., assumption of existing debt and $77.0 million of borrowings under our credit facility. The Acquisition was recorded using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 and as a result, our results for certain periods following the Acquisition include amortization expense relating to debt issuance costs and management fees, and depreciation expense based on the new “cost” basis of our fixed assets determined by their fair value on the date of the Acquisition. Also as a result of this purchase accounting we established a negative leasehold interest liability reflecting the present value of the excess of our contractual obligations under certain leases assumed in the Acquisition over the fair value of the leases at the date of the Acquisition. We record rent expense for these leases based on their fair value as of the date of the Acquisition. As a result, our payment to landlords under these leases exceeded the related rent expense under the leases by $2.1 million in each of the fiscal years 2001 through 2004. The difference between the payments and the rent expense was reflected as a reduction in the negative leasehold interest liability of $1.1 million, $1.2 million and $1.3 million in 2002, 2003 and 2004, respectively, and an increase in related interest expense of $1.0 million, $0.9 million and $0.7 million in 2002, 2003 and 2004, respectively. We expect the difference between our revenue and the expense impact of the negative leasehold liability to continue to grow slightly. The negative leasehold interest liability is expected to be fully reduced by the end of fiscal 2007.

In January 2000, we acquired the assets of four previously franchised restaurants. The purchase price consisted of $0.1 million in cash and $3.1 million of assumed notes payable. Between April 2002 and July 2002, we sold eight restaurants to franchisees for a total of $2.7 million. These restaurants had a total book value of $2.5 million, and after selling expenses we realized a nominal gain on the sale of these restaurants. In 2003, we purchased one restaurant from a franchisee for $1,288,000, which amount was allocated on our balance sheet to property and goodwill in the amounts of $531,000 and $757,000, respectively. In addition, we acquired two restaurants from a franchisee in 2003 as part of a legal settlement for $615,000. In September 2004, we resold these two restaurants to a different franchisee in a single transaction for approximately $1.0 million. We sold two restaurants to franchisees in 2003 in separate transactions for aggregate consideration of $1,488,000. The restaurants had a total book value of $837,000 and after selling expenses we realized an aggregate gain of $651,000. All of the net proceeds were used to repay indebtedness under our credit facility. In April, 2004, we purchased two restaurants from a franchisee for $2.4 million, which amount was allocated on our balance sheet to property and goodwill in the amounts of $1.3 million and $1.1 million, respectively.

In December of 2003, we offered and sold $110.0 million in aggregate principal amount of the EPL Notes. We used the gross proceeds from the sale of the EPL Notes, along with cash on hand, to reduce our outstanding bank debt by $39.5 million, to make a cash distribution to EPL Intermediate, Inc. in the amount of $70.0 million and to pay transaction-related fees and expenses of $5.7 million. EPL Intermediate, Inc. applied the proceeds received from us to repurchase all of the outstanding shares of its preferred stock in an aggregate amount of $20.1 million and to make a distribution to its parent, EPL Holdings, Inc., in the amount of $49.9 million. EPL Holdings, Inc. applied the proceeds received from EPL Intermediate, Inc. to make a dividend on its outstanding common stock. In connection with the sale of the EPL Notes, we amended our senior credit agreement, which now provides for an $11.0 million term loan facility and a $15.0 million revolving credit facility (which was undrawn as of December 29, 2004, except for $8.0 million in outstanding letters of credit).

In March of 2004, our parent, EPL Intermediate, Inc., offered and sold $70 million in aggregate principal amount at maturity of senior discount notes (the “Intermediate Notes”). The net proceeds of the offering, after deducting expenses, were approximately $37 million, which EPL Intermediate, Inc. used to make a cash dividend to EPL Holdings, Inc. EPL Holdings, Inc. used the proceeds received from EPL Intermediate, Inc. to make a dividend on its outstanding common stock. Although we are not obligated to pay any of EPL Intermediate, Inc.’s expenses related to the Intermediate Notes, EPL Intermediate, Inc. is a holding company whose only material asset is our outstanding common stock. Therefore, the principal source of the cash required to pay the obligations of EPL Intermediate, Inc. is the cash that we generate from our operations.

Critical Accounting Policies and Estimates

This section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to recoverability of fixed assets, intangible assets, closed restaurants, insurance and contingent liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

At the beginning of fiscal year 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, we are no longer required to amortize goodwill and other intangible assets with indefinite lives, but rather we subject them to periodic testing for impairment. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets. As a result of the adoption of SFAS No. 142, effective December 27, 2001 we ceased amortizing approximately $39.0 million in goodwill recognized in connection with the Acquisition and $22.0 million for domestic trademarks.

Intangible assets result principally from the Acquisition and consist primarily of goodwill and the value allocated to our trademarks, franchise network and other operating agreements. Goodwill represents the excess of cost over fair value of net identified assets acquired in business combinations accounted for under the purchase method.

The impairment evaluation for goodwill is conducted annually coinciding with our fiscal year end using a two-step process. In the first step, the fair value of the Company’s reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

The evaluation of the carrying amount of other intangible assets with indefinite lives is made annually coinciding with our fiscal year end by comparing the carrying amount of these assets to their estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows. If the estimated fair value is less than the carrying amount of the other intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value.

The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and other intangible assets and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions.

Intangible assets with a definite life are amortized using the effective interest method over their estimated useful lives as follows:

International trademark	6 years
Franchise network	20 years
Operating agreements	20 years

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

In the normal course of business, we must make continuing estimates of potential future legal obligations and liabilities, which requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different than management estimates, and adjustments to income could be required.

Restatement of Financial Statements

Based on a review begun in December 2004, the Company determined that its accounting for leases was in error. Upon completion of its review, the Company corrected its lease and leasehold depreciation accounting in 2004 and restated certain historical financial information for prior periods to correct errors in its lease accounting and leasehold depreciation policies.

Corrections to our lease accounting policies include adjusting lease terms, as defined by SFAS No. 13, “Accounting for Leases,” as amended, to include option renewals where failure to exercise such options would result in an economic penalty, including the straight-line effect over the lease term of escalating rents during the option periods and recognizing the effect of pre-opening “rent holidays” over the related lease terms. In addition, the restatement includes an adjustment to depreciation expense to correct the depreciable lives being used for certain leasehold costs and improvements where the contractual term of the lease, including lease option periods for which a reasonable assurance exists that the option would be exercised, was shorter than the historical depreciation period previously used to record depreciation expense.

See Note 20 of Notes to Financial Statements in Item 8 of this report for additional information on restatement adjustments. The effects of the restatement are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have not amended our previously filed Form S-4 or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon.

Results of Operations

Our operating results for 2002, 2003 and 2004 are expressed as a percentage of restaurant revenue below:

	Fiscal Years
	2002	2003	2004
Income Statement Data:
Restaurant revenue	100.0%	100.0%	100.0%
Product cost	30.2	30.2	31.5
Payroll and benefits	28.5	27.7	27.0
Depreciation and amortization	7.2	6.7	6.8
Other operating expenses	30.0	31.6	32.2
Operating income	11.1	10.6	9.5
Interest expense	4.4	4.2	6.9
Income before income taxes	6.6	6.4	2.6
Net income	4.0	3.8	1.8

Supplementary Income Statement Data
Restaurant other operating expense	20.2	20.0	19.8
Franchise expense	1.9	1.8	1.7
General and administrative expense	7.9	9.8	10.7
Total other operating expenses	30.0	31.6	32.2

Fiscal Year Ended December 29, 2004 Compared to Fiscal Year Ended December 31, 2003

Restaurant revenue increased $11.6 million, or 6.0%, to $204.8 million for fiscal 2004, from $193.2 million for fiscal 2003. This increase was primarily due to an additional $9.6 million in restaurant revenue resulting from a 5.2% increase in company-operated same-store sales for the 2004 period from the 2003 period, which was primarily due to a stronger economy, new product introductions and menu price increases that averaged 1.8% for fiscal 2004. Restaurants enter the comparable restaurant base the first full week after that restaurant’s one-year anniversary. This increase was also due in part to $3.6 million in sales generated from a full year of operations from restaurants opened in 2003, $3.5 million from restaurants opened in 2004 and $1.5 million from two restaurants acquired from a franchisee. Restaurant revenue was reduced $3.6 million by the sale to franchisees of two restaurants in 2003 and two restaurants in 2004 and the closure of one restaurant in 2003 and three restaurants in 2004. Restaurant revenue also decreased by $2.9 million in fiscal 2004 from fiscal 2003 due to an additional 53rd week in fiscal 2003.

Franchise revenue increased $1.0 million, or 7.5%, to $14.2 million for fiscal 2004 from $13.2 million for fiscal 2003. This increase is primarily due to increased royalties resulting from a 6.7% increase in franchise-operated same-store sales for the 2004 period from the 2003 period. Additional royalties were generated from a net increase in seven franchise restaurants open in 2004 compared to 2003.

Product cost increased $6.2 million, or 10.6%, to $64.6 million for fiscal 2004 from $58.4 million for fiscal 2003. These costs as a percentage of restaurant revenue were 31.5% for fiscal 2004 compared to 30.2% for fiscal 2003. This 1.3% increase resulted primarily from chicken prices increasing 1.4% as a percentage of restaurant revenue as our new chicken contract took effect in March of 2004.

Payroll and benefit expenses increased $1.6 million, or 3.0%, to $55.2 million for fiscal 2004 from $53.6 million for fiscal 2003. The increase in these costs relates to the increased number of company-operated restaurants and to additional hourly labor to support increased same store sales. As a percentage of restaurant revenue, these costs decreased 0.7% to 27.0% for fiscal 2004 from 27.7% for fiscal 2003. This decrease was primarily due to the menu price increases taken in 2004 and also in part to the installation of chicken marinating tumblers in all company-operated restaurants.

Depreciation and amortization increased $0.9 million, or 6.6%, to $13.9 million for fiscal 2004 compared to $13.0 million for fiscal 2003. These costs as a percentage of restaurant revenue remained relatively the same at 6.8% for fiscal 2004 and 6.7% for fiscal 2003. The increase in depreciation expense is due to capital expenditures on existing restaurants for remodels and equipment upgrades.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $2.1 million, or 5.4%, to $40.7 million for fiscal 2004 from $38.6 million for fiscal 2003. The increase in operating costs is due in part to an impairment charge of $0.6 million, which was recorded by the Company for one under-performing company-operated store that will continue to operate. As a percentage of restaurant revenue these costs decreased 0.2% to 19.8% for fiscal 2004 compared to 20.0% for fiscal 2003 due to the leverage of higher same store sales.

Franchise expense consists almost entirely of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense remained essentially constant at $3.4 million for both fiscal 2004 and fiscal 2003.

General and administrative expense increased $2.8 million, or 14.8%, to $21.8 million for fiscal 2004 from $19.0 million for fiscal 2003. These costs as a percentage of restaurant revenue increased 0.9% to 10.7% for fiscal 2004 from 9.8% for fiscal 2003. The increase was due in part to the increase of $0.4 million in expense related to the revaluation of stock options completed in connection with the use of proceeds from the sale of the EPL Notes to pay a dividend to the stockholders of EPL Holdings, Inc., $0.5 million in increased legal fees, $0.3 million in increased D&O insurance, $0.5 million in outside services and printing and $0.4 million in increased salaries and wages related to increased training support and additional supervisory personnel. Included in the increases outlined above are $1.0 million of expenses which were incurred as a result of the Bond offerings.

Interest expense, net of interest income, increased $6.0 million to $14.1 million for fiscal 2004 from $8.1 million for fiscal 2003. This was due to the issuance of $110.0 million, 9.25%, senior secured notes offset partially by an approximate $42.1 million lower average Suntrust debt balance in 2004 compared to 2003. Interest expense for the notes increased $9.8 million in fiscal 2004 compared to 2003, while interest expense for the Suntrust debt decreased $2.9 million in fiscal 2004 compared to fiscal 2003.

Our provision for income taxes consisted of income tax expense of $1.6 million and $4.9 million for fiscal 2004 and fiscal 2003, or an effective tax rate of 29.9% and 40.1%, respectively. The 2004 period’s effective tax rate was impacted by the reversal of a prior year reserve in the amount of $0.6 million related to the resolution of uncertainty regarding certain outstanding tax items.

Net income as a percentage of restaurant revenue decreased to 1.8% for fiscal 2004 compared to 3.8% for fiscal 2003 primarily due to the items discussed above under general and administrative expense and interest expense.

Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 25, 2002

Restaurant revenue increased $10.7 million, or 5.8%, to $193.2 million for fiscal 2003, from $182.5 million for fiscal 2002. This increase was due in part to $4.8 million in sales generated from restaurants opened in 2002 combined with $3.9 million from four restaurants opened and one restaurant acquired from a franchisee in fiscal 2003 and $2.9 million in revenue generated in the 53rd week of fiscal 2003. Restaurant revenue was reduced $3.8 million by the sale to franchisees of eight restaurants in 2002 and two restaurants in 2003. Additionally, in fiscal 2003, $2.9 million of the increase in restaurant revenue was due to a 3.0% increase in same store sales for company-operated restaurants, which was favorably impacted by a menu price increase averaging 1.0%. Restaurants enter the comparable restaurant base the first full week after that restaurant’s one-year anniversary.

Franchise revenue increased $0.5 million, or 3.9%, to $13.2 million for fiscal 2003 from $12.7 million for fiscal 2002. This increase is primarily due to a 5.3% increase in royalties due to increased franchise same store sales. The company did realize an increase in franchise revenue from increased royalties in 2003 from eight company-operated restaurants sold to franchisees in mid-2002, but this increase was primarily offset by initial franchise fees realized in 2002 from the sale of these restaurants.

Product cost increased $3.3 million, or 6.0%, to $58.4 million for fiscal 2003 from $55.1 million for fiscal 2002. These costs as a percentage of restaurant revenue were consistent at 30.2% for both fiscal 2003 and fiscal 2002. Product cost increased as a result of higher commodity prices for oil and paper products, but the effect of this increase on margins was offset by the menu price increase that we implemented in 2003.

Payroll and benefit expenses increased $1.6 million, or 3.1%, to $53.6 million for fiscal 2003 from $52.0 million for fiscal 2002. The increase in these costs relates to the increased number of company-operated restaurants and to additional hourly labor to support increased same store sales. As a percentage of restaurant revenue, these costs decreased 0.8% to 27.7% for fiscal 2003 from 28.5% for fiscal 2002. This decrease was due to a number of initiatives undertaken to reduce labor costs in early 2003, including implementation of a labor matrix used to improve labor scheduling and efficiencies in the opening and closing process. Significant potential increases in our workers’ compensation insurance costs in 2003 were mitigated by switching from a guaranteed cost insurance program to a high deductible insurance program. This change effectively transfers most of the risk of this insurance from the insurance carriers to us. As part of adopting this risk, we have implemented numerous safety initiatives and programs. These programs resulted in a decline in accidents from 244 in 2001 to 92 in 2003, although we cannot predict whether these improvements will continue.

Depreciation and amortization decreased $0.2 million, or 1.0%, to $13.0 million for fiscal 2003 compared to $13.2 million for fiscal 2002. These costs as a percentage of restaurant revenue decreased 0.5% to 6.7% for fiscal 2003 compared to 7.2% for fiscal 2002. This percentage decrease in this fixed cost is primarily due to reduced expansion of company-operated restaurants from six stores in 2002 to four stores in 2003.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $1.7 million, or 4.7%, to $38.6 million for fiscal 2003 from $36.9 million for fiscal 2002. These costs as a percentage of restaurant revenue decreased 0.2% to 20.0% for fiscal 2003 from 20.2% for fiscal 2002. This decrease is primarily due to the higher same store sales leverage on the relatively fixed nature of these costs. This decrease was partially offset by higher natural gas prices.

Franchise expense consists almost entirely of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense decreased $0.1 million, or 3.6%, to $3.4 million for fiscal 2003 from $3.5 million for fiscal 2002 due to these factors.

General and administrative expense increased $4.6 million, or 31.9%, to $19.0 million for fiscal 2003 from $14.4 million for fiscal 2002. These costs as a percentage of restaurant revenue increased 1.9% to 9.8% for fiscal 2003 from 7.9% for fiscal 2002. The increase primarily was due to $1.9 million in expense accrued related to the revaluation of stock options completed in connection with the use of proceeds from the sale of the EPL Notes to pay a dividend to the stockholders of EPL Holdings, Inc. described above, $1.4 million in increased salary and benefit costs related to increased training support and additional supervisory personnel, and a $1.6 million increase in corporate bonus accruals due to improved performance relative to budget.

Interest expense, net of interest income, was consistent at $8.1 million for fiscal 2003 and fiscal 2002. Included in interest expense in fiscal 2003 was $1.3 million in expense related to the write-off of deferred financing fees in connection with the amendment of our senior credit facility in December of 2003 and $0.6 million in expense related to the early termination of an interest rate swap. These increases in interest expense in 2003 compared to 2002 were offset by a decrease in average debt balances to $54.0 million for fiscal 2003 (as measured from January 2003 to December 18, 2003, the date of the sale of the EPL Notes) from $62.0 million for fiscal 2002 and an approximate 0.8% decrease in the interest rate borrowings under our senior credit facility.

Our provision for income taxes consisted of income tax expense of $4.9 million and $4.8 million for fiscal 2003 and fiscal 2002, or an effective tax rate of 40.1% and 39.7%, respectively.

Net income as a percentage of restaurant revenue decreased to 3.8% for fiscal 2003 compared to 4.0% for fiscal 2002 primarily due to the items discussed above under general and administrative expense and interest expense.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. Our indebtedness at December 29, 2004 was $126.9 million. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the $15 million revolving portion of our senior credit facility will be adequate to meet our future liquidity needs for the foreseeable future. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we acquire restaurants from franchisees, our debt service requirements could increase. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the EPL Notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Working Capital and Cash Flows

We presently have, in the past have had, and may have in the future, negative working capital balances. The working capital deficit principally is the result of our investment to build new restaurants, remodel and replace or improve equipment in company-operated restaurants, to make payments related to interest expense for the EPL Notes and to acquire new restaurant information systems. We do not have significant receivables or inventories and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales and franchise revenue not needed immediately to pay for food and supplies or to finance receivables or inventories typically have been used for the capital expenditures referenced above and/or debt service payments under our existing indebtedness.

Operating Activities. We had net cash provided by operating activities of $21.5 million for the twelve months ended December 29, 2004 compared with net cash provided by operating activities of $26.9 million for the twelve months ended December 31, 2003. The decrease in cash provided by operating activities of $5.4 million in 2004 compared to 2003 was primarily attributable to a decrease in net income of $3.6 million and $1.9 million in cash bonus payments accrued in 2003 that related to the revaluation of stock options.

Investing Activities. We had net cash used in investing activities of $13.5 million for the twelve months ended December 29, 2004 compared with net cash used in investing activities of $10.9 million for the twelve months ended December 31, 2003. The increase in cash used in investing activities was primarily as a result of an incremental $1.5 million to roll out new restaurant computer systems in our company-operated restaurants, $1.4 million to install new kitchen equipment to improve the quality of our product and $1.8 million to acquire two restaurants from a franchisee and remodel them. These increases were partially offset by $1.6 million in decreases in new construction and remodel spending. The $13.5 million used in investing activities in fiscal 2004 consists primarily of $3.0 million in capital expenditures for the company-operated restaurant remodel program, $2.1 million for the rollout of new restaurant computer systems in our company-operated restaurants, approximately $3.9 million to build new company-operated restaurants, $2.4 million for the aforementioned acquisition of two restaurants, $1.4 million for the installation of chicken tumblers and $1.6 million for capital to maintain the company stores, partially offset by $1.3 million in proceeds from the sale of two company restaurants and a parcel of land.

Financing Activities. We had net cash used in financing activities of $7.7 million for the twelve months ended December 29, 2004 compared with net cash used in financing activities of $13.6 million for the twelve months ended December 31, 2003. $4.9 million of the $7.7 million net cash used in financing activities consisted of note payments, with another $1.6 million used for payment of financing costs related to the sale of the Intermediate Notes and $1.2 million used to pay capital lease obligations. The decrease in cash used in financing activities in 2004 was attributable to cash used to pay financing costs related to the offering and sale of the EPL Notes in 2003 and payments on notes payable and distribution to EPL Intermediate, Inc. in excess of the proceeds received from the issuance of the EPL Notes in 2003.

Debt and Other Obligations

Our senior credit facility provides for an $11.0 million term loan and $15.0 million in revolving availability, with a $10.0 million sublimit for letters of credit. As of December 29, 2004, there was $110.0 million in aggregate principal amount of the EPL Notes outstanding.

At December 29, 2004, we had certain secured loan commitments, which were assumed in connection principally with purchases of restaurants from franchisees, of approximately $1.8 million.

We have capital leases relating to the building portion of certain land and building leases. These assets are amortized over the life of the respective lease.

The following table represents our contractual commitments associated with obligations pursuant to our debt and other obligations disclosed above and pursuant to our restaurant operating leases as of December 29, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total
Term loan	$3,667	$3,667	$—	$—	$—	$—	$7,334

EPL Notes	—	—	—	—	110,000	—	110,000

Notes payable to financial institutions and other notes payable	400	437	489	59	18	189	1,592
Loan payable—International trademark	220	—	—	—	—	—	220

Capital leases (see Note 6 to our consolidated financial statements)	2,228	2,044	1,935	1,580	958	3,551	12,296

Subtotal	6,515	6,148	2,424	1,639	110,976	3,740	131,442

Restaurant operating leases net (1)	12,866	12,497	11,788	9,901	8,081	49,368	104,501

Total	$19,381	$18,645	$14,212	$11,540	$119,057	$53,108	$235,943

(1)	Does not reflect the impact of renewals of operating leases that are scheduled to expire during the periods indicated.

At December 29, 2004, we had outstanding letters of credit totaling $8.0 million, which served as collateral for our various workers’ compensation insurance programs.

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

In connection with the sale of the EPL Notes and the dividend that EPL Holdings, Inc. paid on its common stock shortly thereafter, the exercise prices of outstanding options to purchase shares of the common stock of EPL Holdings, Inc. were adjusted. In addition, we accrued in December 2003 and paid option holders in January 2004 $1.9 million in bonuses. In fiscal 2004, we accrued approximately $0.6 million in bonuses that we paid in the first quarter of 2005. We will make additional cash bonus payments to the option holders related to the revaluation of the stock options at various times through 2009 subject to continued employment and other conditions, which we estimate will aggregate approximately $0.5 million. The combined effect of the adjustment to the exercise price and such cash bonus payments was to restore the approximate economic position of such option holders to that existing immediately before the dividend that EPL Holdings, Inc. paid to its stockholders following the sale of the EPL Notes.

In connection with the sale of the Intermediate Notes and the dividend that EPL Holdings, Inc. paid on its common stock shortly thereafter, the exercise prices of outstanding options to purchase shares of the common stock of EPL Holdings, Inc. were adjusted. In addition, we accrued and paid option holders in April 2004 $1.3 million in bonuses. Also, in fiscal 2004, we accrued $0.5 million in bonuses that we paid in the first quarter of 2005. We will make additional cash bonus payments to the option holders related to the revaluation of the stock options at various times through 2009 subject to continued employment and other conditions, which we estimate will aggregate approximately $0.5 million. The combined effect of the adjustment to the exercise price and such cash bonus payments will be to restore the approximate economic position of such option holders to that existing immediately before the dividend that EPL Holdings, Inc. paid to its stockholders following the sale of the Intermediate Notes.

No cash interest will accrue on the Intermediate Notes prior to March 15, 2009. Instead, the principal value of the Intermediate Notes will increase (representing accretion of original issue discount) from the date of original issuance until but not including March 15, 2009 at a rate of 12 ½% per annum compounded annually, so that the accreted value of the Intermediate Notes on March 15, 2009 will be equal to the full principal amount at maturity. Beginning on March 15, 2009, cash interest will accrue on the Intermediate Notes at an annual rate of 12½% per annum payable in arrears on March 15, 2010. Principal is also due March 15, 2010.

As of December 29, 2004, we were in compliance with all of the covenants contained in our senior credit facility and in the indenture governing the EPL Notes. As of such date we calculated all relevant ratios under our senior credit facility as follows:

•	our ratio of “funded debt” to “Adjusted EBITDA” (as such terms are defined in the senior credit agreement) was 3.54;

•	our ratio of “senior funded debt” to “Adjusted EBITDA” (as such terms are defined in the senior credit agreement) was 0.65;

•	our “interest coverage ratio” (as such term is defined in the senior credit agreement) was 2.91; and

•	our “fixed charge coverage ratio” (as such term is defined in the senior credit agreement) was 1.50.

As of December 29, 2004, these four ratios were permitted to be no greater than 4.35 to 1, no greater than 1.5 to 1, no less than 2.0 to 1 and no less than 1.1 to 1, respectively. As of December 29, 2004, we calculated our “fixed charge coverage ratio” (as such term is defined in the indenture governing the EPL Notes), the only relevant ratio under our indenture, at 2.89. Until December 15, 2005, the indenture permits us to incur indebtedness if our fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if such indebtedness had been incurred at the beginning of such four-quarter period.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure about Market Risk

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

We do not consider the change in fair value of our shorter-term variable rate debt resulting from a hypothetical 10% fluctuation in interest rates, as of December 29, 2004 to be material.

Inflation

Over the past five years, inflation has not significantly affected operating results. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our employees hourly rates related to the applicable federal or state minimum wage. Food costs as a percentage of our restaurant revenue were somewhat stable from fiscal 2001 to fiscal 2003, due to procurement efficiencies and menu price adjustments. However, in February 2004 we renewed our chicken contracts for a one year term at significantly higher prices than our previous contract. In February 2005, we renewed our chicken contracts with terms ranging from two to three years at significantly higher prices than the expiring contracts. We implemented price increases in 2004 to partially mitigate the impact of higher chicken prices on our profitability, but we expect food cost to increase as a percent of restaurant sales in fiscal 2005. Our workers’ compensation and health insurance costs have been and are subject to continued inflationary pressures. We have mitigated significant potential increases in our workers’ compensation insurance costs by switching from a guaranteed cost insurance program to a high deductible insurance program in 2003. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe that our current practice of maintaining operating margins through a combination of menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices is our most effective tool for dealing with inflation.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. The standard is effective for the Company beginning with the third quarter of fiscal 2005. The Company’s net income will be reduced as a result of the recognition of the remaining amortization of the fair value of existing options as well as the recognition of the fair value of all newly issued stock options, which is contingent upon the number of future options granted and other variables. The adoption of this standard will have no impact on the Company’s net cash flows; however, in accordance with the standard, certain amounts previously reflected in the Company’s statements of cash flows as components of cash provided by operating activities will now be reflected as components of cash provided by financing activities.

In December 2003, the FASB issued FIN No. 46R, Consolidation of Variable Interest Entities. It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. The adoption of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary financial data are listed under Item 15(a) and filed as part of this Annual Report on Form 10-K. See Item 15.

Deloitte & Touche LLP (“Deloitte”) is the Company’s independent registered public accounting firm. The Audit Committee of the Board of Directors of the Company has approved the provision of services by Deloitte to the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Based on a review begun in December 2004, the Company determined that its accounting for leases was in error. Upon completion of its review, the Company corrected its lease and leasehold depreciation accounting in 2004 and restated certain historical financial information for prior periods to correct errors in its lease accounting and leasehold depreciation policies. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 of the Notes to Financial Statements included within this Form 10-K for further detailed discussion and quantification of the accounting errors identified.

Management has concluded that these accounting errors identified in its internal review are the result of a significant deficiency in the design or operation of the Company’s internal controls regarding the application of generally accepted accounting principles and the review process of the implementation of accounting guidance. A significant deficiency is defined as a control deficiency, or combination of deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management has concluded that the accounting error was not a material weakness because, among other thing, the accounting error was not material to any prior periods previously reported; however, to correct the cumulative error, the Company has restated its prior years’ financial statements as discussed in Note 20 of the Notes to Financial Statements included within this Form 10-K.

The Chief Executive Officer and Chief Financial Officer evaluated the significant deficiency discussed above and found that it did not impair the effectiveness of the Company’s overall disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Except as described above, there have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of the Company’s fiscal year ended December 29, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The statements contained in Exhibit 31.1 and 31.2 should be considered in light of, and read together with, the information set forth in this Item 9A.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Company

The following table sets forth certain information regarding our board of directors and executive officers of our company as of March 1, 2005.

Name	Age(1)	Position
Stephen E. Carley	52	President, Chief Executive Officer and Director
Karen Eadon	51	Vice President and Chief Marketing Officer
Joseph Stein	44	Vice President of Finance, Chief Financial Officer and Treasurer
Brian Berkhausen	51	Vice President of Development
Kenneth W. Clark	57	Vice President of Operations
Jeanne Scott	56	Vice President of Human Resources and Training
Pamela R. Milner	49	Vice President, General Counsel and Secretary
David L. Horing(2)	42	Chairman of the Board
Michael G. Fisch(4)	42	Director
Glenn B. Kaufman(2)(3)	37	Assistant Secretary and Director
Dennis Lombardi(3)	57	Director
Elizabeth Varet	60	Director

(1)	As of March 1, 2005
(2)	Member of Audit Committee
(3)	Member of Compensation Committee
(4)	Effective March 17, 2005, Mr. Fisch resigned from the board of directors.

Stephen E. Carley has been our Chief Executive Officer and President since April 2001. Mr. Carley has also been a director since April 2001. Mr. Carley has over 12 years of experience in the restaurant and food-service industries, including from 1993 to November 1996 when Mr. Carley served in various capacities, including National Vice President of Development, for Taco Bell Corporation. From November 1996 to October 1998, Mr. Carley was President of Universal Studios Hollywood Theme Park and Citywalk, a division of Universal Studios, Inc. From January 1999 to April 2001, Mr. Carley served as President of OnRadio.com, a website hosting and design business, and chief executive officer of JoePix.com and President of PhotoPoint Corporation, two digital-imaging companies.

Karen Eadon has been our Vice President and Chief Marketing Officer since October 2002. From November 2000 to October 2002, Ms. Eadon served as Vice President, U.S. Marketing for McDonald’s Corporation. From March 1999 to October 2000, she served as Senior Vice President, Marketing, for Applebee’s International, Inc. From April 1995 to March 1999, she served as Vice President, Retail Marketing for Arco Products Company, the refining and marketing division of ARCO.

Joseph Stein has been our Vice President of Finance, Chief Financial Officer and Treasurer since April 2002. From April 1999 to April 2002, Mr. Stein served as Vice President and Chief Strategic and Financial Officer for Rubio’s Restaurants, Inc. From January 1997 to April 1999, he served as Executive Vice President and Chief Administrative Officer for Checkers Drive-In Restaurants, Inc.

Brian Berkhausen has been our Vice President of Development since December 1997. From May 1996 to November 1997, Mr. Berkhausen served as Director, Market Team Operations and Systems for Allied Domecq Retailing, a QSR operator of the Togo’s Eateries, Inc., Dunkin’ Donuts Inc. and Baskin-Robbins Incorporated brands. From May 1993 to May 1996, Mr. Berkhausen served as Director, Market Development and Strategy for Baskin-Robbins Incorporated.

Kenneth W. Clark has been our Vice President of Operations since January 1998 and our Assistant Secretary since October 1991. Mr. Clark was our Vice President of Company Operations from May 1995 to January 1998, our Director of Operations from October 1991 to May 1995 and our Director of Franchising from May 1989 until October 1991.

Jeanne Scott has been our Vice President of Human Resources and Training since February 2003. From January 1999 to January 2003, Ms. Scott served as Senior Vice President, Human Resources Alliance for Sodexho, a worldwide food service management company. From December 1995 to November 1998, she served as Vice President Human Resources and Training for Koo Koo Roo, Inc.

Pamela R. Milner has been our Vice President and General Counsel since January 2000 and has served as our Corporate Secretary since February 2000. From August 1999 to December 1999, Ms. Milner was General Counsel for Capital Pacific Holdings, Inc., a publicly traded real estate development company. Ms. Milner served as Assistant General Counsel for Advantica Restaurant Group, Inc., or ARG, from September 1998 to August 1999 and Senior Corporate Counsel of ARG from October 1997 to September 1998. From September 1994 to October 1997, Ms. Milner was Senior Attorney and Director of Acquisitions & Divestitures for Taco Bell Corporation.

David L. Horing has been a director and Chairman of the Board since December 1999. He is currently a Managing Director of American Securities Capital Partners, L.P., having joined that company in March 1995 after spending seven years at The Dyson-Kissner-Moran Corporation, a middle-market private equity investment firm. Mr. Horing has also been a Managing Director of American Securities Capital Partners, LLC since September 2000. Mr. Horing had previously worked in Salomon Brothers Inc.’s investment banking division and at The Boston Consulting Group. Mr. Horing is Chairman of the Board of Miltex Instrument Company, Inc. as well as a director of Oreck Manufacturing Company, Press, Ganey Associates, Inc. and Phillips International, Inc.

Michael G. Fisch served as a director from December 1999 to March 2005. Mr. Fisch is President of American Securities Capital Partners, L.P., having co-founded that company in 1994. Mr. Fisch has also been the President of American Securities Capital Partners, LLC since September 2000. Before joining American Securities, Mr. Fisch served as a Managing Director and Principal of two private equity firms, a consultant in the Paris office of Bain & Company, and a professional in the Mergers and Acquisitions department of Goldman, Sachs & Co. Mr. Fisch is a member of the board of directors of numerous affiliates and portfolio companies of American Securities.

Glenn B. Kaufman has been our Assistant Secretary since February 16, 2000 and a director since December 1999. He is a Managing Director of American Securities Capital Partners, L.P., having joined that company in October 1997. Mr. Kaufman has also been a Managing Director of American Securities Capital Partners, LLC since September 2000. From October 1993 to October 1997, Mr. Kaufman served as a corporate attorney with the firm of Cravath, Swaine & Moore in New York, New York, where he focused on private equity and related transactions. Previously, he worked in the small business consulting group of Price Waterhouse. He is Chairman of the Board of Press, Ganey Associates, Inc.

Dennis Lombardi has been a director since February 2000. He served as Executive Vice President of Technomic Inc., a leading food service consulting and research firm, from February 1991 to December 2004. He is currently serving as Executive Vice President of WD Partners, a multi-unit design and development company.

Elizabeth Varet has been a director since June 2000. Ms. Varet is currently the Chairman of the Board of American Securities, L.P., having joined that company in 1978. Ms. Varet is also a Director of AMETEK, Inc. and Sterling American Property I, II and III.

Audit Committee

We have a standing Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, which is composed of David L. Horing and Glenn B. Kaufman. The Audit Committee has adopted an Audit Committee Charter, which is filed as an exhibit to this Annual Report on Form 10-K.

Audit Committee Financial Expert

As required by the Sarbanes-Oxley Act of 2002, our Board of Directors has determined that one member of our Audit Committee, Glenn B. Kaufman, is qualified to be an “audit committee financial expert” within the meaning of SEC regulations. The Board reached its conclusion as to the qualifications of Mr. Kaufman based on his education and experience in analyzing financial statements of a variety of companies. Mr. Kaufman, as a Managing Director of American Securities Capital Partners, L.P., which is party to a Management Consulting Agreement with the Company, and as an affiliate of ASP EPL, L.L.C., which holds over 95% of the outstanding common stock of EPL Holdings, Inc., which controls El Pollo Loco, Inc., does not meet the standards of independence adopted by the SEC.

Code of Ethics

We have adopted a Code of Business Ethics & Conduct that applies to all of our employees. The Code of Business Ethics & Conduct is filed as an exhibit to this Annual Report on Form 10-K.

Compensation Committee

We have a standing Compensation Committee, which is composed of Glenn B. Kaufman and Dennis Lombardi. The Compensation Committee has adopted a Compensation Committee charter.

Item 11. Executive Compensation

Executive Compensation Table

Summary Compensation

The following table sets forth information regarding compensation for the last three fiscal years (ended December 29, 2004, December 31, 2003 and December 25, 2002, respectively) awarded to, earned by, or paid to our chief executive officer and our other four most highly compensated executive officers at the end of 2004, or the Named Executive Officers.

		Annual Compensation			Long-Term Compensation(2)
Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Other Annual Compensation ($)	Securities Underlying Options(3) (#)
Stephen E. Carley	2004	344,205	658,961	*	22,500
President and Chief Executive Officer	2003	341,124	523,456	*	22,500
	2002	315,723	106,912	*	—

Joseph Stein	2004	231,568	158,597	*	8,667
Vice President of Finance, Chief Financial Officer and Treasurer	2003	232,778	187,044	*	10,000
	2002	148,727	55,000	*	10,000

Brian Berkhausen	2004	188,531	956,049	*	6,000
Vice President of Development	2003	192,331	593,654	*	15,000
	2002	181,691	41,261	*	—

Kenneth Clark	2004	195,703	957,902	*	6,000
Vice President of Operations	2003	196,064	595,507	*	15,000
	2002	183,154	41,261	*	—

Pamela Milner	2004	193,839	383,251	*	3,000
Vice President, General Counsel and Secretary	2003	194,175	287,453	*	5,000
	2002	183,246	41,261	*	—

*	Less than $50,000 or 10% of the total salary and bonus for the year indicated.
(1)	Includes cash bonuses paid pursuant to bonus arrangements adopted in connection with the sale of the EPL Notes and Intermediate Notes, as described above.
(2)	We have not granted any restricted stock awards, stock appreciation rights or long term incentive plan awards.
(3)	The listed options are to purchase shares of the common stock of EPL Holdings, Inc. The options were revalued in connection with the sale of the EPL Notes in December 2003 and the options were further revalued in April 2004 in connection with the sale of the Intermediate Notes.

Option Grants in Last Fiscal Year

No options were granted to Named Executive Officers in fiscal 2004.

Aggregated Option Exercises In Last Fiscal Year and

Fiscal Year-End Option Values

The following table provides summary information of the options exercised and the number of shares of the common stock of EPL Holdings, Inc. represented by outstanding stock options held by each Named Executive Officer as of December 29, 2004. There is no public trading market for the common stock of EPL Holdings, Inc. Accordingly, the dollar values in the table shown below are calculated based upon an assumed market value of $41.11 per share, less the exercise price of the options, each as of December 29, 2004, and multiplying the result by the number of shares.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 29, 2004		Value of Unexercised In-the-Money Options at December 29, 2004
			Exercisable	Unexercisable	Exercisable ($)	Unexercisable ($)
Stephen E. Carley	—	—	9,000	13,500	$209,250	$313,875
Joseph Stein	1,333	$24,300	—	8,666.67	$0	$157,993
Brian Berkhausen	9,000	$306,540	6,000	—	$204,360	—
Kenneth Clark	9,000	$306,540	6,000	—	$204,360	—
Pamela Milner	2,000	$68,120	3,000	—	$102,180	—

Compensation of Directors

Our directors receive no compensation for serving on the board other than reimbursement of reasonable expenses incurred in attending meetings, except that Mr. Lombardi receives $2,000 per board meeting day that he attends and received options to purchase 1,000 shares of the common stock of EPL Holdings, Inc. when he joined the board. Mr. Fisch, Mr. Horing and Mr. Kaufman are directly affiliated with American Securities Capital Partners, L.P. (“ASCP”). ASCP receives $400,000 plus its reasonable expenses, pursuant to the Management Consulting Agreement with us. See Item 13 “Certain Relationships and Related Transactions” for an additional description of this agreement.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee of EPL’s board of directors is an officer or employee of our company, except that Mr. Kaufman is the Assistant Secretary of EPL. No executive officer of our company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our compensation committee.

Employment Contracts and Termination of Employment

We have employment agreements with each Named Executive Officer.

Term

Mr. Carley’s employment agreement is dated April 10, 2001 and originally extended to April 10, 2004, but has been renewed until April 10, 2005. Mr. Stein’s employment agreement is dated April 10, 2002 and originally extended until December 31, 2004, but has been renewed until December 31, 2005. Messrs. Berkhausen’s and Clark’s employment agreements are each dated December 29, 1999 and under their current one year extensions run until December 31, 2005. Ms. Milner’s employment agreement is dated January 10, 2000 and under its current one year extension runs until December 31, 2005. Each employment agreement has perpetual one-year renewals unless either party provides termination notice at least 60 days prior to the end of the then applicable term.

Base Salary

Subject to annual increases at the sole discretion of the board of directors, Mr. Carley’s, Mr. Stein’s, Mr. Berkhausen’s, Mr. Clark’s and Ms. Milner’s base salaries under their respective employment agreements are $310,000, $220,000, $176,000, $176,000 and $150,000, respectively.

Bonus

Contingent on our meeting certain financial goals, the target bonus for each Named Executive Officer is 50% of that executive officer’s respective base salary, except for Mr. Carley, whose target bonus is 75% of his base salary.

Termination

If we terminate a Named Executive Officer for cause or a Named Executive Officer resigns without good reason or dies or suffers from a disability, that executive officer is entitled to accrued base annual salary for the then current year to date, earned but unpaid bonus from prior years, accrued expenses meriting reimbursement and accrued benefits. If a Named Executive Officer dies or suffers from a disability, that executive officer is also entitled to a pro rata bonus for the then current year. If we terminate a Named Executive Officer without cause or a Named Executive Officer resigns for good reason, that executive officer is entitled to all of the above compensation plus 12 months additional base salary.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of our 100 outstanding common shares are held by EPL Intermediate, Inc. EPL Holdings, Inc. (“Holdings”) owns all of the outstanding common stock of EPL Intermediate, Inc. For purposes of providing additional disclosure, the following table sets forth information with respect to the beneficial ownership of the common stock of Holdings as of March 1, 2005 by:

•	Each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of Holdings’ common stock;

•	Each of the Named Executive Officers;

•	Each of our directors; and

•	All of our directors and executive officers as a group.

To our knowledge, each of the holders of shares listed below has sole voting and investment power as to the shares owned unless otherwise noted.

Beneficial Owner(1)	Shares(2)	Percentage
ASP EPL L.L.C.(3)	983,089	94.0%
Stephen E. Carley(4)	11,020	1.1
Joseph Stein(5)	2,192	*
Brian Berkhausen(6)	16,691	1.6
Kenneth Clark(7)	16,691	1.6
Pamela Milner(8)	5,500	*
Michael G. Fisch(9)	983,089	94.0
David L. Horing	—	—
Glenn B. Kaufman	—	—
Dennis Lombardi	1,364	*
Elizabeth Varet	—	—
All executive officers and directors as a group (12 persons)(10)	55,142	5.3

*	Less than one percent (1%)
(1)	The addresses for the listed beneficial owners are as follows: for ASP EPL L.L.C., Mr. Fisch, Mr. Horing, Mr. Kaufman and Ms. Varet, Chrysler Center, 666 Third Avenue, 29th Floor, New York, New York, 10017-4011; for Mr. Lombardi, c/o WD Partners, 1201 Dublin Road, Columbus, OH 43215; for each other director or executive officer, c/o El Pollo Loco, Inc., 3333 Michelson Drive, Suite 550, Irvine, California, 92612.
(2)	Includes shares subject to options that are exercisable or will vest and become exercisable on or before March 1, 2005.
(3)	American Securities Partners II, L.P. (“ASP II”) and American Securities Partners II-B (“ASP II-B”) are the sole members of ASP EPL L.L.C. American Securities Associates II, LLC (“Associates”) is the general partner of and possesses sole voting and investment power with respect to both ASP II and ASP II-B. Mr. Fisch, as a managing member of Associates, may be deemed to beneficially own the shares held by ASP EPL L.L.C. However, Mr. Fisch disclaims beneficial ownership of those shares.
(4)	Includes 9,000 shares subject to options that are exercisable or will vest and become exercisable on or before March 1, 2005. These shares are held by Lois J. Carley and Stephen E. Carley, or their successors, as Trustees of the Carley Family Trust.
(5)	Includes 1,333 shares which are held by Joseph N. Stein and Cheryl L. Stein, Trustees of the Stein Family Trust.
(6)	Includes 6,000 shares subject to options that are exercisable or will vest and become exercisable on or before March 1, 2005.
(7)	Includes 6,000 shares subject to options that are exercisable or will vest and become exercisable on or before March 1, 2005. These shares are held by Kenneth W. Clark and Catherine L. Clark, Trustees of the Clark Family Declaration of Trust dated August 2, 1995.
(8)	Includes 3,000 shares subject to options that are exercisable or will vest and become exercisable on or before March 1, 2005.
(9)	Includes 983,089 shares held by Associates that Mr. Fisch may be deemed to beneficially own but for which he disclaims beneficial ownership.
(10)	Includes 24,333 shares subject to options that are exercisable or will vest and become exercisable on or before March 1, 2005.

Item 13. Certain Relationships and Related Transactions

Management Agreement

On December 29, 1999, we entered into a Management Consulting Agreement with ASCP, which is an affiliate of the majority owner of EPL Holdings, Inc., pursuant to which ASCP provides us with certain management services. The agreement, as amended, will terminate, if not earlier terminated by the parties, on the earlier of December 31, 2009 or the date on which American Securities Partners II, L.P. or its affiliates cease to own directly or indirectly 35% of our voting stock (on an as converted basis). The annual fee for ASCP’s services is $400,000 plus its reasonable expenses, provided that ASCP may increase the fee to an amount not to exceed 0.5% of our total revenue for the 12 months prior to such increase. If we consummate certain transactions, including a merger, acquisition, reorganization or recapitalization, during the term of the agreement, ASCP is entitled to a fee not to exceed 1% of the value of the transaction. During the fiscal years ended December 29, 2004, December 31, 2003 and December 25, 2002, we paid $492,000, $439,000 and $573,000, inclusive of expenses, respectively, to ASCP for management services.

Payments made on behalf of Parents

From time to time we have paid certain amounts on behalf of EPL Intermediate, Inc. and EPL Holdings, Inc. for filing fees. At December 26, 2001 we had payables owing to EPL Holdings, Inc. of approximately $0.1 million due to these entities making a loan to our chief executive officer on our behalf. In fiscal 2002 we paid on behalf of EPL Intermediate, Inc. and EPL Holdings, Inc. certain amounts required to repurchase equity interests held by a former member of our management. Following that payment we received the proceeds of investments in the common stock of EPL Holdings, Inc. and the preferred stock of EPL Intermediate, Inc. and applied such proceeds against the receivables. As a result of these transactions, the aggregate receivables from those entities at December 29, 2004 was approximately $0.4 million.

Item 14. Principal Accountant Fees and Services

The following fees were billed by Deloitte & Touche LLP (“Deloitte”) for services rendered in fiscal 2004 and 2003:

Audit Fees

Audit fees billed to us by Deloitte for the audit of our 2004 annual financial statements, the review of the financial statements included in our quarterly reports on Form 10-Q and services related to our registration statement in 2004 totaled $322,900.

Audit fees billed to us by Deloitte for the audit of our 2003 annual financial statements, the review of the financial statements included in our quarterly reports on Form 10-Q and services related to our registration statement in 2003 totaled $591,000.

Audit-Related Fees

There were no audit-related fees billed to us by Deloitte in fiscal 2004 and fiscal 2003.

Tax Fees

Fees billed to us by Deloitte for professional services for tax compliance, tax advice and tax planning totaled $8,000 in fiscal 2004 and $59,000 in fiscal 2003.

The fees disclosed under this category are comprised by services that include assistance related to state tax incentives.

All Other Fees

We did not incur any other fees billed to us by Deloitte during fiscal 2004 and fiscal 2003.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent auditors. These services may include audit services, audit-related services, tax services and other services. For audit services, the independent auditor provides an engagement letter in advance of the February meeting of the Audit Committee, outlining the scope of the audit and related audit fees. If agreed to by the Audit Committee, this engagement letter is formally accepted by the Audit Committee at its February Audit Committee meeting.

For non-audit services, our senior management will submit from time to time to the Audit Committee for approval non-audit services that it recommends the Audit Committee engage the independent auditor to provide for the fiscal year. Our senior management will confirm to the Audit Committee that each non-audit service is permissible under all applicable legal requirements. A budget, estimating non-audit service spending for the fiscal year, will be provided to the Audit Committee along with the request. The Audit Committee must approve both permissible non-audit services and the budget for such services. The Audit Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

The Audit Committee approved 100% of the services provided by Deloitte described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. and 2. Financial Statements and Schedules

The financial statements listed below are filed as part of this annual report on the pages indicated. Financial statement schedules are omitted because they are not required or are not applicable or the required information is provided in the financial statements or notes thereto.

3.	Exhibits

Exhibits No.		Description

(1)	3.1	Certificate of Incorporation of El Pollo Loco, Inc.

(1)	3.2	Bylaws of El Pollo Loco, Inc.

(1)	4.1	Indenture, dated as of December 19, 2003, among El Pollo Loco, Inc., EPL Intermediate, Inc. and The Bank of New York, as Trustee

(1)	4.2	Form of Note (included as Exhibit A to Exhibit 4.1)

(1)	4.3	Registration Rights Agreement, dated as of December 19, 2003, between El Pollo Loco, Inc. and Jeffries & Company, Inc.

(1)	10.1	Credit Agreement, dated as of December 29, 1999, among EPL Intermediate, Inc., El Pollo Loco, Inc., the lenders party thereto and SunTrust Bank, Atlanta

(1)	10.2	First Amendment to Credit Agreement and Waiver, dated as of June 3, 2002, among EPL Intermediate, Inc., El Pollo Loco, Inc., the lenders party thereto and SunTrust Bank

(1)	10.3	Second Amendment to Credit Agreement, dated as of December 16, 2003, among EPL Intermediate, Inc., El Pollo Loco, Inc., the lenders party thereto and SunTrust Bank

(1)	10.4	Third Amendment to Credit Agreement, dated as of December 16, 2003, among EPL Intermediate, Inc., El Pollo Loco, Inc., the lenders party thereto and SunTrust Bank

(1)	10.5	Fourth Amendment to Credit Agreement, dated as of March 17, 2004, among EPL Intermediate, Inc., El Pollo Loco, Inc., the lenders party thereto and SunTrust Bank

(1)	10.6	Employment Agreement, dated April 10, 2001, between El Pollo Loco, Inc. and Stephen E. Carley

(1)	10.7	Employment Agreement, dated April 10, 2002, between El Pollo Loco, Inc. and Joseph Stein

(1)	10.8	Employment Agreement, dated December 29, 1999, between El Pollo Loco, Inc. and Kenneth Clark

(1)	10.9	Employment Agreement, dated December 29, 1999, between El Pollo Loco, Inc. and Brian Berkhausen

(1)	10.10	Employment Agreement, dated January 10, 2000, between El Pollo Loco, Inc. and Pamela Milner

(1)	10.11	Management Consulting Agreement, dated as of December 29, 1999, between El Pollo Loco, Inc. and American Securities Capital Partners, L.P.

(1)	10.12	Amendment No. 1 to Management Consulting Agreement, dated November 30, 2003, between El Pollo Loco, Inc. and American Securities Capital Partners, L.P.

(1)	10.13	Form of Option Adjustment and Special Bonus Agreement, dated December 1, 2003

(1)	10.14	Form of Option Adjustment and Special Bonus Agreement, dated April 10, 2004

(1)	10.15	Intercreditor Agreement, dated as of December 19, 2003, between The Bank of New York, as Note Collateral Agent and SunTrust Bank, as Credit Agreement Agent

(1)	10.16	Security Agreement, dated as of December 29, 1999, between El Pollo Loco, Inc. and SunTrust Bank, Atlanta, as Agent

(1)	10.17	First Amendment to Security Agreement, dated as of December 19, 2003, between El Pollo Loco, Inc. and SunTrust Bank, as Agent

(1)	10.18	Trademark Security Agreement, dated as of December 29, 1999, between El Pollo Loco, Inc. and SunTrust Bank, Atlanta, as Agent

(1)	10.19	Parent Pledge Agreement, dated as of December 29, 1999, among EPL Holdings, Inc., EPL Intermediate, Inc. and SunTrust bank, Atlanta, as Agent

(1)	10.20	Parent Guaranty, dated as of December 29, 1999, by EPL Holdings, Inc. in favor of SunTrust Bank, Atlanta

(1)	10.21	Security Agreement, dated as of December 19, 2003, between El Pollo Loco, Inc. and The Bank of New York, as Note Collateral Agent

(1)	10.22	Intellectual Property Security Agreement, dated as of December 19, 2003, between El Pollo Loco, Inc. and The Bank of New York, as Note Collateral Agent

(1)	10.23	Parent Pledge Agreement, dated as of December 19, 2003, between EPL Intermediate, Inc. and The Bank of New York, as Note Collateral Agent

(1)	10.24	Form of Non-Qualified Stock Option Agreement with EPL Holdings, Inc.

(1)*	10.25	Letter Agreement, dated January 23, 2004, between Gold Kist Inc. and El Pollo Loco, Inc.

(1)*	10.26	Letter Agreement, dated February 5, 2004, between Gold Kist Inc. and El Pollo Loco, Inc.

(1)*	10.27	Letter Agreement, dated February 5, 2004, between Pilgrims Pride Corporation and El Pollo Loco, Inc.

(1)	10.28	Form of Franchise Development Agreement

(1)	10.29	Form of Franchise Agreement

	12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

	14.1	El Pollo Loco, Inc. Code of Business Ethics & Conduct

	31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

	31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

	32.1	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

	32.2	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

	99.1	Audit Committee Charter of El Pollo Loco, Inc.

(1)	Previously filed as an exhibit to the Company’s Form S-4 dated May 13, 2004 and incorporated herein by reference.
*	Certain confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a Confidential Treatment Request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL POLLO LOCO, INC.

By:	/s/ JOSEPH STEIN
Joseph Stein
Vice President of Finance, Chief
Financial Officer and Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN E. CARLEY Stephen E. Carley	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2005

/s/ JOSEPH STEIN Joseph Stein	Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 28, 2005

/s/ DAVID L. HORING David L. Horing	Chairman of the Board	March 29, 2005

/s/ GLENN B. KAUFMAN Glenn B. Kaufman	Director	March 29, 2005

/s/ DENNIS LOMBARDI Dennis Lombardi	Director	March 28, 2005

Elizabeth Varet	Director	March , 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholder of

El Pollo Loco, Inc.

Irvine, CA

We have audited the accompanying balance sheets of El Pollo Loco, Inc. (the “Company”), a wholly owned subsidiary of EPL Intermediate, Inc., as of December 31, 2003 and December 29, 2004, and the related statements of income and comprehensive income, stockholder’s equity (deficiency), and cash flows for each of the three years in the period ended December 29, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and December 29, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 20, the accompanying financial statements as of December 31, 2003 and for the years ended December 25, 2002 and December 31, 2003 have been restated.

March 28, 2005

Los Angeles, California

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

BALANCE SHEETS

(Amounts in thousands, except share data)

ASSETS (Note 7)	December 31, 2003	December 29, 2004
	(as restated, see Note 20)
CURRENT ASSETS:
Cash and cash equivalents	$5,353	$5,587
Notes and accounts receivable, less allowance for doubtful accounts $24 (2003) and $28 (2004)	2,588	2,714
Inventories	1,225	1,136
Prepaid expenses and other current assets	2,562	2,510
Income taxes receivable	709	649
Deferred income taxes	2,893	4,150

Total current assets	15,330	16,746

PROPERTY OWNED—Net	58,771	59,469

PROPERTY HELD UNDER CAPITAL LEASES—Net	5,907	4,634

GOODWILL—Net	37,898	38,989

DOMESTIC TRADEMARKS—Net	19,800	19,800

OTHER INTANGIBLE ASSETS—Net	25,852	23,532

OTHER ASSETS	679	784

TOTAL ASSETS	$164,237	$163,954

See notes to financial statements.

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

BALANCE SHEETS

(Amounts in thousands, except share data)

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)	December 31, 2003	December 29, 2004
	(as restated, see Note 20)
CURRENT LIABILITIES:
Current portion of notes payable to SunTrust Bank	$3,667	$3,667
Current portion of obligations under capital leases	1,262	1,296
Current portion of other notes payable	1,222	619
Accounts payable	8,779	8,048
Accrued salaries	5,707	4,517
Accrued vacation	1,285	1,467
Accrued insurance	2,248	3,293
Other accrued expenses and current liabilities	4,930	5,000

Total current liabilities	29,100	27,907

NONCURRENT LIABILITIES:
Senior secured notes payable	110,000	110,000
Notes payable to SunTrust Bank—less current portion	7,333	3,667
Obligations under capital leases—less current portion	7,922	6,430
Other notes payable—less current portion	1,824	1,193
Deferred income taxes	2,111	4,672
Other noncurrent liabilities	9,503	9,576

Total noncurrent liabilities	138,693	135,538

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY (DEFICIENCY):
Common stock, $.01 par value—20,000 shares authorized; 100 shares issued and outstanding
Additional paid-in-capital	—	315
Accumulated other comprehensive income	—	—
Retained earnings (accumulated deficit)	(3,556)	194

Total stockholder’s equity (deficiency)	(3,556)	509

TOTAL	$164,237	$163,954

See notes to financial statements.

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands)

	Years Ended
	December 25, 2002	December 31, 2003	December 29, 2004
	(as restated, see Note 20)	(as restated, see Note 20)
OPERATING REVENUE:
Restaurant revenue	$182,549	$193,220	$204,820
Franchise revenue	12,683	13,226	14,216

Total operating revenue	195,232	206,446	219,036

OPERATING EXPENSES:
Product cost	55,116	58,430	64,595
Payroll and benefits	51,983	53,608	55,200
Depreciation and amortization	13,169	13,039	13,894
Other operating expenses	54,781	60,967	65,911

Total operating expenses	175,049	186,044	199,600

OPERATING INCOME	20,183	20,402	19,436

INTEREST EXPENSE—Net of interest income of $39, $75, and $107 for the years ended December 25, 2002, December 31, 2003 and December 29, 2004 respectively	8,099	8,100	14,089

INCOME BEFORE PROVISION FOR INCOME TAXES	12,084	12,302	5,347

PROVISION FOR INCOME TAXES	4,798	4,932	1,597

NET INCOME	7,286	7,370	3,750

OTHER COMPREHENSIVE INCOME:
Unrealized net gain on valuation of interest rate swap, net of income taxes of $442	663	—	—
Settlement of interest rate swap agreement, net of income taxes of $289	—	433	—

COMPREHENSIVE INCOME	$7,949	$7,803	$3,750

See notes to financial statements.

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

(Amounts in thousands, except share data)

	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
BALANCE, DECEMBER 27, 2001, as previously reported	100	$—	$44,461	$(1,096)	$7,779	$51,144
Cumulative effect on prior years of restatement (see Note 20)		—	—	—	(452)	(452)

BALANCE, DECEMBER 27, 2001, (as restated, see Note 20)	100	—	44,461	(1,096)	7,327	50,692

Unrealized net gain on valuation of interest rate swap, net of income taxes of $442			—	663	—	663

Net income, (as restated, see Note 20)			—	—	7,286	7,286

BALANCE, DECEMBER 25, 2002, (as restated, see Note 20)	100	—	44,461	(433)	14,613	58,641

Settlement of Interest rate swap agreement, net of income taxes of $289			—	433	—	433

Distribution to EPL Intermediate, Inc.			(44,461)	—	(25,539)	(70,000)

Net income, (as restated, see Note 20)			—	—	7,370	7,370

BALANCE, DECEMBER 31, 2003, (as restated, see Note 20)	100	—	—	—	(3,556)	(3,556)

Tax benefit from exercise of stock options			315	—	—	315

Net income			—	—	3,750	3,750

BALANCE, DECEMBER 29, 2004	100	$—	$315	$—	$194	$509

See notes to financial statements.

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended
	December 25, 2002	December 31, 2003	December 29, 2004
	(as restated, see Note 20)	(as restated, see Note 20)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,286	$7,370	$3,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and intangible assets	13,169	13,039	13,894
Gain on disposal of assets	(10)	(507)	(337)
Asset impairment	—	—	588
Amortization of deferred financing costs	433	1,814	1,261
Deferred income taxes	3,434	459	1,304
Tax benefit of exercise of stock options	—	—	315
Changes in operating assets and liabilities:
Notes and accounts receivable—net	(6)	(294)	(126)
Inventories	(148)	(84)	89
Prepaid expenses and other current assets	894	(2,055)	92
Income taxes receivable	(1,550)	(188)	60
Other assets	(354)	(31)	(105)
Accounts payable	(5,344)	3,523	525
Accrued salaries and vacation	(655)	2,495	(1,008)
Accrued insurance	(952)	1,894	1,045
Other accrued expenses and current and noncurrent liabilities	(926)	(497)	143

Net cash provided by operating activities	15,271	26,938	21,490

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	2,675	1,394	1,316
Purchase of franchise restaurants—net of cash acquired	—	(1,288)	(2,421)
Purchase of property	(10,382)	(10,974)	(12,428)

Net cash used in investing activities	(7,707)	(10,868)	(13,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of senior secured notes payable	—	110,000	—
Payment of obligations under capital leases	(937)	(1,077)	(1,230)
Payments on notes payable	(10,370)	(47,406)	(4,900)
Distribution to EPL Intermediate, Inc.	—	(70,000)	—
Deferred financing costs	(158)	(5,129)	(1,593)

Net cash used in financing activities	(11,465)	(13,612)	(7,723)

See notes to financial statements.	(continued)

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended
	December 25, 2002	December 31, 2003	December 29, 2004
	(as restated, see Note 20)	(as restated, see Note 20)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(3,901)	$2,458	$234

CASH AND CASH EQUIVALENTS— Beginning of year	6,796	2,895	5,353

CASH AND CASH EQUIVALENTS— End of year	$2,895	$5,353	$5,587

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the year for: Interest (net of amounts capitalized)	$7,088	$3,596	$12,132

Income taxes	$2,914	$4,662	$197

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

In 2002, the Company financed the purchase of $420,000 of property and equipment under capital leases

In 2003, the Company acquired two restaurants from a franchisee as part of a legal settlement for $615,000. The Company received $615,000 of property in exchange for the assumption of $492,000 of debt, the forgiveness of a $98,000 receivable and the assumption of $25,000 of accounts payable.

In 2004, the Company acquired two restaurants from a franchisee for total consideration of $2,400,000.

As of December 25, 2002, December 31, 2003 and December 29, 2004, the Company had included in accounts payable $157,000, $139,000 and $126,000, respectively, for the purchase of property and equipment.

As of December 31, 2003, the Company had included in accounts payable $1,394,000 of unpaid deferred financing costs.

See notes to financial statements.	(concluded)

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2002 (RESTATED), DECEMBER 31, 2003

(RESTATED) AND DECEMBER 29, 2004

1.	DESCRIPTION OF BUSINESS

El Pollo Loco, Inc. (the “Company”) is a Delaware corporation headquartered in Irvine, California, that develops, franchises, licenses and operates quick-service restaurants under the name El Pollo Loco. The restaurants, which are located principally in California but also in Texas, Nevada and Arizona, specialize in flame-grilled chicken in a wide variety of contemporary Mexican-influenced entrees, including specialty chicken burritos, chicken quesadillas, Pollo Bowls and Pollo Salads. At December 29, 2004, the Company operated 137 (121 in the greater Los Angeles area) and franchised 185 (123 in the greater Los Angeles area) El Pollo Loco restaurants. The Company is a wholly owned subsidiary of EPL Intermediate, Inc. (“EPLI”) which is a wholly-owned subsidiary of EPL Holdings, Inc. (“Holdings”).

2.	SALE AND ACQUISITIONS OF RESTAURANTS

On December 29, 1999, EPLI, a wholly owned subsidiary of EPL Holdings, Inc. (“Holdings”), which is majority owned by affiliates of American Securities Capital Partners, L.P. (“ASCP”), acquired all of the Company’s outstanding stock pursuant to a stock purchase agreement dated November 8, 1999 among Advantica Restaurant Group, Inc. (“Advantica”), Denny’s Holdings Inc., TWS 800 Corp., the Company and EPLI. The initial purchase price for the acquisition was $117,265,000, consisting of $114,353,000 of cash and $2,912,000 of direct acquisition costs; during the year ended December 27, 2000, the Company incurred $254,000 of additional direct acquisition costs. The acquisition was funded by available cash and $77,000,000 of borrowings under credit facilities provided by SunTrust Bank (see Note 8). The acquisition was recorded using the purchase method of accounting.

Between April 2002 and July 2002, the Company sold eight restaurants to franchisees for a total of $2,700,000. These restaurants had a total book value of $2,500,000, and after selling expenses, the Company realized an immaterial gain on the sale of these restaurants.

In 2003, the Company purchased one restaurant from a franchisee for a total of $1,288,000, which was allocated to property and goodwill in the amounts of $531,000 and $757,000, respectively. In addition, the Company acquired two restaurants from a franchisee as part of a legal settlement for $615,000. The

Company sold two restaurants to franchisees in 2003 in separate transactions. The restaurants had a total book value of $837,000 and after selling expenses, the Company realized a gain of $651,000.

In April 2004, the Company acquired the assets of two previously franchised restaurants. The purchase price of $2,421,000 consisted of cash and was allocated as follows: property, $1,330,000 and goodwill, $1,091,000. Results of operations of these restaurants are included in the Company’s financial statements beginning April 2004. In September 2004, the Company sold two restaurants to a franchisee for a total of $1,020,000. These restaurants had an aggregate net book value of $608,000, and after selling expenses of $127,000, the Company realized a $285,000 gain that is included in other operating expenses in the accompanying statements of income and comprehensive income.

The pro forma effects of the Company’s acquisitions on its historical results of operations are not material.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The Company’s fiscal year end is the last Wednesday of the calendar year, which in 2002 was December 25, 2002, in 2003 was December 31, 2003, and in 2004 was December 29, 2004. The accompanying balance sheets present the Company’s financial position as of December 31, 2003 and December 29, 2004. The accompanying statements of income and comprehensive income, stockholder’s equity and cash flows present the 52-week period ended December 25, 2002, the 53-week period ended December 31, 2003 and the 52-week period ended December 29, 2004.

Cash and Cash Equivalents—The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Notes and Accounts Receivable—Notes and accounts receivable consist primarily of royalties, advertising and sublease rent and related amounts receivable from franchisees, which are due on a monthly basis that may differ from the Company’s month-end dates.

Inventories—Inventories consist principally of food, beverages and paper supplies and are valued at the lower of average cost or market

Property—Net—Property is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and property held under capital leases are amortized over the shorter of their estimated useful lives or the remaining lease terms. For leases with renewal periods at the Company’s option, the Company generally uses the original lease term, excluding the option periods, to determine estimated useful lives; if failure to exercise a renewal option imposes an economic penalty on the Company, such that management determines at the inception of the lease that renewal is reasonably assured, the Company includes the renewal option period in the determination of appropriate estimated useful lives.

The estimated useful service lives are as follows:

Buildings	20 years
Land improvements	3–20 years
Building improvements	3–10 years
Restaurant equipment	3–10 years
Other equipment	2–10 years
Leasehold improvements	Estimated useful life limited by the lease term

The Company capitalizes certain costs in conjunction with site selection that relate to specific sites for planned future restaurants. The Company also capitalizes certain costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to operations. The Company capitalized $420,000, $250,000 and $125,000 of internal costs related to site selection and construction activities during the years ended December 25, 2002, December 31, 2003 and December 29, 2004, respectively. The Company also capitalized $45,000, $57,000 and $95,000 of interest expense during the years ended December 25, 2002, December 31, 2003 and December 29, 2004, respectively.

Goodwill and Other Intangible Assets—Net—Intangible assets result principally from the acquisition of the Company by EPLI and consist primarily of goodwill and the value allocated to the Company’s trademarks, its franchise network and other operating agreements. Goodwill represents the excess of cost over fair value of net identified assets acquired in business combinations accounted for under the purchase method.

At the beginning of fiscal year 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under these rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but subjects them to periodic testing for impairment. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets. The Company performs its impairment test annually at its fiscal year end, or more frequently if impairment indicators arise. No impairment was recorded in 2002, 2003 and 2004.

Intangible assets with a definite life are amortized using the straight-line method over their estimated useful lives as follows:

International trademark	6 years
Franchise network	20 years
Operating agreements	20 years

Deferred financing costs are recorded at cost and amortized using the effective interest method over the terms of the related notes. Such amortization is reflected as a component of interest expense in the accompanying financial statements.

Impairment of Long-Lived Assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. If the Company concludes that the carrying value of such assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded. There was no impairment during the years ended December 25, 2002 and December 31, 2003. During the year ended December 29, 2004, the Company recorded an impairment charge for property of approximately $600,000 for one under-performing company-operated store that will continue to be operated.

Insurance Reserves—The Company is responsible for workers’ compensation insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims, both reported and incurred but not reported, based on historical claims experience and other estimated assumptions.

Restaurant and Franchise Revenue—Revenues from the operation of Company-operated restaurants are recognized as products are delivered to customers. Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees, and rental income for leases and subleases to franchisees. Franchise royalties are based upon a percentage of net sales of the franchisee and are recorded as income as such sales are reported by the franchisees. Initial franchise and license fees are recognized when all material obligations have been performed and conditions have been satisfied, typically when operations have commenced. Initial fees during the years ended December 25, 2002, December 31, 2003 and December 29, 2004 totaled $699,000, $419,000 and $443,000, respectively.

Advertising Costs—Production costs for radio and television commercials are initially capitalized and then fully expensed when the commercials are first aired. Advertising expense, which is a component of other operating expenses, was $7,319,000, $7,492,000 and $8,249,000 for the years ended December 25, 2002, December 31, 2003 and December 29, 2004, respectively, and is net of $7,444,000, $8,120,000 and $9,009,000, respectively, funded by the franchisees’ advertising fees.

Franchisees pay a monthly fee to the Company that ranges from 4% to 5% of their restaurants’ gross sales as reimbursement for advertising, public relations and promotional services the Company provides. Fees received in advance of provided services are included in other accrued expenses and current liabilities and were $0, $279,000 and $264,000 at December 25, 2002, December 31, 2003 and December 29, 2004, respectively. Pursuant to the Company’s Uniform Franchise Offering Circular, in market areas in which the Company and franchisees both operate restaurants (the “Designated Market Area”), the Company is required to spend from 4% to 5% of the Company’s Designated Market Area restaurants’ gross sales on advertising, public relations and promotional services. At December 29, 2004, the Company was obligated to spend an additional $264,000 in future periods to comply with this requirement.

Preopening Costs—Preopening costs incurred in connection with the opening of new restaurants are expensed as incurred.

Franchise Area Development Fees—The Company receives area development fees from franchisees when they execute multi-unit area development agreements. The Company does not recognize revenue from the agreements until the related restaurants open. Unrecognized area development fees totaled $205,000 and $360,000 at December 31, 2003 and December 29, 2004, respectively, and are included in other noncurrent liabilities in the accompanying financial statements.

Operating Leases—Rent expense for the Company’s operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term, as defined in SFAS No. 13, “Accounting for Leases”, as amended. The lease term begins when the Company has the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent, which is included in other noncurrent liabilities in the accompanying balance sheets, and is amortized over the term of the lease.

Income Taxes—Deferred income taxes are provided for temporary differences between the bases of assets and liabilities for financial statement purposes and income tax purposes. Deferred income taxes are based on enacted income tax rates in effect when the temporary differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates.

Financial Instruments—The recorded values of accounts receivable, accounts payable and certain accrued expenses approximate fair values based on their short-term nature. The recorded values of notes receivable and notes payable approximate fair value, as interest is tied to or approximates market rates. The recorded value of other notes payable and senior secured notes payable approximates fair value, based on borrowing rates currently available to the Company for loans with similar terms and remaining maturities. Additionally, the interest rate swap that was terminated in December 2003 was carried at fair value in the accompanying financial statements.

Derivative Financial Instruments—The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Accounting for changes in the fair value of a derivative depends on the intended use and resulting designation of the derivative. For derivatives designated as hedges, changes in fair value are either offset against the change in the fair value of the assets or liabilities through earnings (fair value hedge) or recognized as a component of other comprehensive income or loss (cash flow hedge).

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. The Company does not have any derivative financial instruments as of December 29, 2004.

Accounting for Stock Based Compensation—The Company uses the intrinsic value method to account for employee stock options in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Under Accounting Principle Board Opinion No. 25, the Company does not recognize compensation expense related to employee stock options if the exercise price of the options is equal to or greater than the market price of the underlying stock on the date of grant.

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. The Company has elected the “disclosure only” alternative permitted by SFAS No. 123 and has disclosed pro forma net income amounts using the fair value method. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, the following pro forma disclosure is required.

Had compensation expense for the Company’s stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS

No. 123, the Company’s net income for the years ended December 25, 2002, December 31, 2003 and December 29, 2004 would have been impacted as shown in the following table (in thousands):

	2002	2003	2004
Net income—as reported	$7,286	$7,370	$3,750
Deduct: Total stock-based compensation expense determined under the fair-value-based method for all awards—net of related tax effects	162	187	37

Pro forma net income	$7,124	$7,183	$3,713

The fair value of each option grant is estimated on the date of grant using the minimum value method, with the following assumptions used in 2002, 2003 and 2004: risk-free interest rate of 4.49%, 3.46% and 3.93%, respectively; expected volatility of 0% for each of the three years; an expected option life of seven years for each of the three years; and no expected dividends for each of the three years.

Segment Reporting—The Company develops, franchises and operates quick-service restaurants under the name El Pollo Loco, providing similar products to similar customers. The restaurants possess similar economic characteristics resulting in similar long-term expected financial performance characteristics. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on its methods of internal reporting and management structure, management believes that the Company meets the criteria for aggregating its operations into a single reporting segment.

Recent Accounting Changes— In December 2004, the Financial Accounting Standards Board (the “FASB”) issued

SFAS 123(R), “Share-Based Payment.” SFAS 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. The standard is effective for the Company beginning with the third quarter of fiscal 2005. The Company’s net income will be reduced as a result of the recognition of the remaining amortization of the fair value of existing options (currently disclosed as pro-forma expense above in this Note 3) as well as the recognition of the fair value of all newly issued stock options, which is contingent upon the number of future options granted and other variables. The adoption of this standard will have no impact on the Company’s net cash flows; however, in accordance with the standard, certain amounts previously reflected in the Company’s statements of cash flows as components of cash provided by operating activities will now be reflected as components of cash provided by financing activities.

In December 2003, the FASB issued FIN No. 46R, Consolidation of Variable Interest Entities. It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. The adoption of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

4.	PROPERTY

The costs and related accumulated depreciation and amortization of major classes of property as of December 31, 2003 and December 29, 2004 are as follows (in thousands):

	December 31, 2003	December 29, 2004
Property owned:
Land	$7,373	$7,643
Buildings and improvements	56,533	61,346
Other property and equipment	24,649	30,985
Construction in progress	3,895	1,376

	92,450	101,350
Accumulated depreciation and amortization	(33,679)	(41,881)

Property owned—net	$58,771	$59,469

Property held under capital leases	$10,117	$9,911
Accumulated amortization	(4,210)	(5,277)

Property held under capital leases—net	$5,907	$4,634

Property held under capital leases consists principally of buildings and improvements. The total depreciation and amortization expense for property for the years ended December 25, 2002, December 31, 2003 and December 29, 2004 was approximately $11,105,000, $11,049,000 and $11,881,000, respectively.

5.	GOODWILL AND OTHER INTANGIBLES

Consistent with the provisions of SFAS No. 142, the Company ceased amortization of goodwill and domestic trademarks in 2002.

During 2002, the Company reduced goodwill and its closed restaurant reserve to reflect a reduction in estimated payments needed to satisfy certain lease liabilities that were acquired in connection with EPLI’s purchase of the Company in 1999 (see Notes 2 and 13).

Changes in goodwill consist of the following (in thousands):

	2003	2004
Beginning balance	$41,287	$42,044
Purchase of franchise restaurants	757	1,091

Ending balance	42,044	43,135
Accumulated amortization	(4,146)	(4,146)

Goodwill—net	$37,898	$38,989

Other intangible assets consist of the following (in thousands):

	2003	2004
International trademark	$1,000	$1,000
Accumulated amortization	(667)	(833)

	333	167

Franchise network	23,000	23,000
Accumulated amortization	(4,600)	(5,750)

	18,400	17,250

Operating agreements	800	800
Accumulated amortization	(160)	(200)

	640	600

Deferred financing costs	6,523	6,820
Accumulated amortization	(44)	(1,305)

	6,479	5,515

Other intangible assets—net	$25,852	$23,532

Amortization expense for international trademark, franchise network and operating agreements was $167,000, $1,150,000, and $40,000, respectively, for each of the three years in the period ended December 29, 2004. Amortization expense for deferred financing costs was $433,000, $1,814,000 and $1,261,000 for the years ended December 25, 2002, December 31, 2003 and December 29, 2004, respectively.

The estimated amortization expense for the Company’s amortizable intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31

2005	$2,616
2006	2,440
2007	2,204
2008	2,204
2009	2,168

6.	LEASES

The Company’s operations utilize property, facilities, equipment and vehicles owned by the Company or leased from others. Buildings and facilities leased from others are primarily for restaurants and support facilities. Restaurants are operated under lease arrangements that generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or gross revenues in excess of a defined amount. Initial terms of land and restaurant building leases generally are not less than 20 years, exclusive of options to renew. Leases of equipment primarily consist of restaurant equipment, computer systems and vehicles. The Company subleases facilities to certain franchisees.

Information regarding the Company’s activities as a lessee at December 29, 2004 is as follows (in thousands):

	Capital Leases		Operating Leases
Year Ending December 31	Minimum Lease Payments	Minimum Sublease Rentals	Minimum Lease Payments	Minimum Sublease Rentals
2005	$2,228	$1,012	$12,866	$1,816
2006	2,044	1,012	12,497	1,681
2007	1,935	949	11,788	1,461
2008	1,580	783	9,901	1,064
2009	958	531	8,081	691
Subsequent years	3,551	871	49,368	1,278

Total	12,296	$5,158	$104,501	$7,991

Less imputed interest	(4,570)

Present value of capital lease obligations	7,726
Less current maturities	(1,296)

Noncurrent portion	$6,430

Net rent expense for the years ended December 25, 2002, December 31, 2003 and December 29, 2004 is as follows (in thousands):

	December 25, 2002	December 31, 2003	December 29, 2004
Base rent	$14,153	$14,320	$14,546
Contingent rent	188	254	342
Less sublease income	(4,027)	(4,106)	(4,097)

Net rent expense	$10,314	$10,468	$10,791

Base rent and contingent rent are included in other operating expenses, while sublease income is included in franchise revenue in the accompanying statements of income and comprehensive income. Sublease income includes contingent rental income of $1,257,000, $1,434,000 and $1,623,000 for the years ended December 25, 2002, December 31, 2003 and December 29, 2004, respectively.

In addition to the sublease income described above, the Company is a lessor for certain property, facilities and equipment owned by the Company and leased to others, principally franchisees, under noncancelable leases with terms ranging from 10 to 16 years. The lease agreements generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or gross revenues. Total rental income, included in franchise revenue in the accompanying statements of income and comprehensive income, for leased property was $316,000, $326,000 and $342,000 for the years ended December 25, 2002, December 31, 2003 and December 29, 2004, respectively.

Minimum future rental income under noncancelable operating leases in effect as of December 29, 2004 is as follows (in thousands):

Year Ending December 31

2005	$273
2006	290
2007	290
2008	291
2009	302
Thereafter	913

Total future minimum rental income	$2,359

7.	SENIOR SECURED NOTES PAYABLE

On December 19, 2003, the Company issued $110,000,000 of senior secured notes (“Senior Notes”) in a private offering. Interest accrues at 9.25% per annum and is payable semi-annually in June and December. Principal is due December 18, 2009.

On September 16, 2004, the Company completed the exchange of 100% of the outstanding principal of the Senior Notes for registered, publicly tradable notes that have substantially identical terms as the Senior Notes. The Senior Notes are secured by a second-priority lien on substantially all of the Company’s assets. The Company may, at its option, redeem some or all of the Senior Notes prior to their maturity, as defined in the offering.

The Company incurred $6,085,000 of direct costs in connection with this offering. These costs have been capitalized and are included in other intangible assets as deferred financing costs in the accompanying balance sheets. The Company used $39,500,000 of the proceeds from the Senior Notes offering to reduce its previously existing bank notes payable and used $70,000,000 of the proceeds to pay a dividend to EPLI (see Note 16). Concurrent with the closing of the Senior Notes, the Company amended certain bank notes payable as described in Note 8.

8.	NOTES PAYABLE TO SUNTRUST BANK AND REVOLVING CREDIT FACILITY

Prior to December 19, 2003, the notes payable to SunTrust Bank consisted of a term loan A facility (“Term Loan A”) and a term loan B facility (“Term Loan B”) (collectively, the “Credit Facility”). As part of the Senior Notes offering discussed in Note 7, the Credit Facility was amended. The terms of the amended Credit Facility consist of a $15,000,000 revolving loan (the “Revolver”) and an amended note of $11,000,000 for Term Loan A (collectively, the “Amended Credit Facility”). The Revolver has a $10,000,000 sub-limit for letters of credit and a $5,000,000 swing loan. The Revolver and Term Loan A expire December 31, 2006. Availability of credit under the Revolver is governed by a borrowing base, determined as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement. Each facility is secured by a first-priority security interest in and/or pledge of all the Company’s stock and substantially all of its tangible and intangible assets. In addition, the Amended Credit Facility is guaranteed by EPLI and EPL Holdings, Inc. In connection with the Amended Credit Facility, the Company used $39,500,000 from the proceeds of the Senior Notes offering to pay off Term Loan B and pay down Term Loan A to $11,000,000. At December 29, 2004, the Company had $7,334,000 outstanding under Term Loan A. Future principal payments under Term Loan A at December 29, 2004 are as follows (in thousands):

Year Ending December 31
2005	$3,667
2006	3,667

$7,334

The Amended Credit Facility bears interest at a Base Rate or LIBOR, at the Company’s option, plus an applicable margin. The applicable margin is based on the Company’s financial performance, as defined. Through June 30, 2004, the applicable margin rate was 2.50% with respect to LIBOR and 1.00% with respect to Base Rate advances and thereafter ranges from: (i) 3.00% to 1.50% with respect to LIBOR advances and 1.50% to 0.00% with respect to Base Rate advances on the Revolver and Term Loan A. At December 25, 2002, December 31, 2003 and December 29, 2004, the Base Rate, excluding applicable margins, was 4.25%, 4.00% and 5.00% and LIBOR, excluding applicable margins, was 1.80%, 1.20% and 1.98%, respectively. At December 31, 2003 and December 29, 2004, the Term Loan A interest rate, which was based on LIBOR, was 3.67% and 4.23%, respectively.

Principal payments related to Term Loan A are payable quarterly; interest related to Term Loan A and outstanding borrowings under the Revolver are payable quarterly. Additionally, a commitment fee of 0.50% per annum of the unused portion of the Revolver is payable quarterly in arrears. At December 31, 2003 and December 29, 2004, the Company did not have any borrowings outstanding under the Revolver; the Company did utilize $4,600,000 and $7,973,000 of the sub-limit for letters of credit at December 31, 2003 and December 29, 2004, respectively.

Financial and restrictive covenants governing the Amended Credit Facility, as defined therein, include: (i) maximum funded debt to adjusted EBITDA; (ii) senior funded debt to adjusted EBITDA; (iii) minimum fixed charge coverage; (iv) minimum debt service coverage; (v) maximum capital expenditures; and (vi) dividend restriction not to exceed $200,000 per year without the consent of SunTrust Bank.

9.	EPL INTERMEDIATE, INC. SENIOR DISCOUNT NOTES

In March of 2004, EPLI sold $70.0 million in aggregate principal amount at maturity of 12 1/2% Senior Discount Notes due 2010 (the “Intermediate Notes”). The Intermediate Notes are unsecured. EPLI realized gross proceeds of $39.0 million from the sale of the Intermediate Notes. After offering expenses of approximately $2.0 million, the net proceeds of approximately $37.0 million were used to make a cash distribution to Holdings, which applied the proceeds to pay a cash dividend to its stockholders. In connection with this transaction, the Company incurred approximately $1.3 million in expenses in April 2004 related to the revaluation of options previously issued to Company management and one member of its Board of Directors (the “Option Holders”) to purchase shares of common stock of Holdings. The Company will make additional cash bonus payments to the Option Holders related to the revaluation of the stock options at various times through 2009 subject to their continued employment and other conditions (see Note 16). The combined effect of the reduction in the exercise price of the options and the cash bonus payments is to restore the approximate economic position of the Option Holders to that existing immediately before the dividend to the shareholders of Holdings.

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

10.	OTHER NOTES PAYABLE

Other notes payable consist of the following (in thousands):

	December 31, 2003	December 29, 2004
Notes payable to financial institutions, collateralized by related assets, interest rates ranging from 8.0% to 12.2%, principal and interest payable monthly, maturing over various terms through 2017	$2,572	$1,587
Loan payable for the purchase of international trademark rights, uncollateralized, imputed interest rate of 13%, payable in annual installments, due August 2005	412	220
Other notes payable, collateralized by related assets, some non-interest bearing and others with interest rates ranging from 3.9% to 10.9%, principal and interest payable monthly, maturing over various terms through 2005	62	5

	3,046	1,812
Less current portion	(1,222)	(619)

Noncurrent portion	$1,824	$1,193

Annual principal maturities of other notes payable are as follows (in thousands):

Year Ending December 31
2005	$619
2006	438
2007	489
2008	60
Thereafter	206

$1,812

11.	DERIVATIVE INSTRUMENT—INTEREST RATE SWAP

On July 31, 2002, the Company entered into an interest rate swap agreement with an effective date of December 31, 2002 and a maturity date of December 31, 2004. The agreement was based on the notional amount of $27,983,000. Under the terms of the agreement, the Company agreed to make fixed rate payments on a quarterly basis of 3.37%, in exchange for receiving three-month LIBOR, on a quarterly basis, calculated on the agreed-upon notional amount. On December 19, 2003, as a result of the amendment of the SunTrust Bank credit facilities, the Company terminated the swap agreement. This termination resulted in expense of $608,000, which is included in interest expense in the accompanying financial statements.

12.	OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31, 2003	December 29, 2004
Accrued sales and property taxes	$2,088	$1,812
Negative leasehold interest liability	1,345	1,496
Accrued interest	409	488
Accrued advertising	279	264
Other	809	940

	$4,930	$5,000

13.	OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 31, 2003	December 29, 2004
Negative leasehold interest liability	$5,012	$3,516
Closed restaurant reserve	900	674
Deferred rent	3,187	4,726
Other	404	660

	$9,503	$9,576

Negative leasehold interest liability represents the liability in excess of the approximate fair market value of the leases assumed as of December 29, 1999, the date of acquisition of the Company. The amount is being reduced over the approximate average life of the leases, which is eight years.

Closed restaurant reserve represents the net present value of expected future cash outflows for leases for which the Company currently has no operations; the reserves relate exclusively to lease liabilities acquired in connection with EPLI’s purchase of the Company in 1999. Decreases in the closed restaurant reserve reflect payments of the liability, additions of new subleases and changes in estimates regarding the increased collectibility of future rental income; such decreases were $523,000 and $515,000 for the years ended December 31, 2003 and December 29, 2004, respectively. Increases in the closed restaurant reserve reflect changes in estimates regarding the decreased collectibility of future rental income and were $241,000 and $316,000 for the years ended December 31, 2003 and December 29, 2004, respectively. Additions of new subleases and estimates regarding the increased collectibility of future rental income are reflected as reductions of goodwill. Changes in estimates regarding decreased collectibility of future rental income are reflected as expense.

The Company leases its facilities under various operating lease agreements. Certain provisions of these leases provide for graduated rent payments and landlord contributions. The Company recognizes rent expense on a straight-line basis over the lease term. The cumulative difference between such rent expense and actual payments to date is reflected as deferred rent. Landlord contributions are also included in deferred rent and are amortized as a reduction of rent expense ratably over the lease term.

14.	Income Taxes

The provision for income taxes is based on the following components (in thousands):

	December 25, 2002	December 31, 2003	December 29, 2004
Current income taxes:
Federal	$774	$3,782	$273
State	649	722	20

	1,423	4,504	293

Deferred income taxes:
Federal	2,921	159	1,025
State	454	269	279

	3,375	428	1,304

	$4,798	$4,932	$1,597

A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to income before provision for income taxes is as follows (in thousands):

	December 25, 2002	December 31, 2003	December 29, 2004
Provision for income taxes at statutory rate	$4,386	$4,433	$1,871
State income taxes—net of federal income tax benefit	547	672	111
Release of income tax contingency	—	—	(420)
Other	(135)	(173)	35

	$4,798	$4,932	$1,597

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The Company’s deferred income tax assets and liabilities consist of the following (in thousands):

	December 31, 2003	December 29, 2004
Negative leasehold liability	$2,787	$2,197
Capital leases	1,100	916
Accrued vacation	447	567
Accrued bonus	874	1,026
Deferred rent	1,366	2,072
Accrued workers’ compensation	870	1,284
Enterprise zone and other credits	200	134
Other	162	250

Deferred income tax assets	7,806	8,446

Other identifiable intangibles	(4,017)	(5,542)
Prepaid rent	(1,021)	(1,345)
Basis difference in fixed assets	(1,771)	(2,012)
Other	(215)	(69)

Deferred income tax liabilities	(7,024)	(8,968)

Net deferred income tax assets (liabilities)	$782	$(522)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will be realized.

15.	EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution employee benefit plan that permits its employees, subject to certain eligibility requirements, to contribute up to 15% of their qualified compensation to the plan. The Company matches 100% of the employees’ contributions up to 3% of the employees’ annual qualified compensation. The Company’s matching contribution vests ratably over three years. The Company’s contributions to the plan for the years ended December 25, 2002, December 31, 2003 and December 29, 2004 were approximately $189,000, $227,000 and $239,000, respectively.

16.	STOCK OPTIONS

As of December 25, 2002, December 31, 2003 and December 29, 2004, options to purchase 97,000, 103,500 and 84,117 shares, respectively, of common stock of Holdings at the fair value of the shares at the date of grant were outstanding. The options vest 100% on the seventh anniversary of the grant date, 100% upon sale of

Holdings by ASCP if certain conditions are met, or partially vest upon the Company’s attaining annual financial goals, with the remaining unvested portion vesting on the seventh anniversary of the grant date.

Changes in stock options for the years ended December 25, 2002, December 31, 2003 and December 29, 2004 are as follows:

	Shares	Weighted-Average Exercise Price (1)	Options Exercisable
Outstanding—December 27, 2001	111,000	$37.83	35,820
Grants (weighted-average fair value of $21.81 per share)	23,750	$84.36	—
Exercised	(8,500)	$24.35	—
Canceled	(29,250)	$26.69	—

Outstanding—December 25, 2002	97,000	$37.18	38,200
Grants (weighted-average fair value of $20.78 per share)	7,500	$95.94	—
Canceled	(1,000)	$24.35	—

Outstanding—December 31, 2003	103,500	$29.06	47,671

Grants (weighted-average fair value of $14.51 per share)	7,500	$47.30
Exercised	(23,904)	$8.27
Canceled	(2,979)	$18.36

Outstanding—December 29, 2004	84,117	$15.96	31,800

(1)	The Weighted-Average Exercise Prices reflect the actual exercise prices as of the dates shown and were not adjusted for dividends as described in the following paragraphs until the respective notes offerings occurred.

Effective with the completion of the Senior Notes offering described in Note 7, the Company paid a dividend to EPLI of $70,000,000. EPLI applied the proceeds from the dividend to repurchase all of the outstanding shares of its preferred stock in an aggregate amount of $20.1 million and to make a distribution to Holdings in the amount of $49.9 million, which Holdings subsequently distributed to its stockholders. The redemption and dividend effectively reduced the fair value of the stock options outstanding at the date of the offering by approximately $6,500,000. To partially offset the effects of the dividend, the Board of Directors reduced the exercise price of the outstanding options by 54.6%. The Board of Directors also approved a bonus for up to $2,900,000 to be paid to the option holders at various dates through 2008. As of December 31, 2003, approximately $1,900,000 of the bonus had been earned, and was paid in 2004. As of December 29, 2004, an additional approximate $600,000 had been earned but not yet paid, and is reflected in accrued salaries in the accompanying financial statements. The remaining $400,000 of bonus is contingent based on the continued employment of the option holders at specified dates and the Company’s performance in future years; the amount is also subject to additional approval from the Board of Directors.

Effective with the completion of the Intermediate Notes offering by EPLI described in Note 9, EPLI paid a dividend to Holdings of $37,000,000, which applied the proceeds to pay a cash dividend to its stockholders. The dividend effectively reduced the fair value of the stock options outstanding at the date of the offering by approximately $4,900,000. To partially offset the effects of the reduction, the Board of Directors of Holdings reduced the exercise price of the outstanding options by 53.0%. The board of Directors of EPL also approved a bonus for up to $2,300,000 to be paid to the option holders at various dates through 2009. In April 2004, approximately $1,300,000 was paid to the option holders. As of December 29, 2004, approximately $500,000 of the bonus had been earned, but not yet paid, and is reflected in accrued salaries in the accompanying financial statements. The remaining $500,000 of bonus is contingent based on the continued employment of the option holders at specified dates and the Company’s performance in future years; the amount is also subject to additional approval from the Board of Directors.

Outstanding stock options at December 29, 2004 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$7.05	21,700	5.1	$7.05	21,113	$7.05
$17.46–$17.86	26,250	7.7	$17.85	9,771	$17.83
$22.88-$26.05	23,667	8	$24.59	917	$24.64
$27.80	5,000	8.1	$27.80	0	$0.00
$45.93–$48.67	7,500	9.6	$47.30	0	$0.00

	84,117	6.3	$15.96	31,800	$10.87

17.	COMMITMENTS AND CONTINGENCIES

On September 24, 2002, California Labor Commissioner Arthur Lujan filed a Complaint in Superior Court of California for the County of Alameda, Case No. 2002065951, against the Company, as well as Advantica Restaurant Group, Inc., Denny’s, Inc., and Denny’s Corporation. The complaint alleges violation of California law regarding payment of accrued vacation. It seeks wage payments for employees’ unpaid accrued vacation, waiting time penalties pursuant to Labor Code section 203, interest, injunctive relief, and costs. On November 1, 2002, the Company filed an answer to the complaint that in substantial part denied the allegations in the complaint and asserted a variety of affirmative defenses. While the Company intends to defend against this action vigorously, the ultimate outcome of this case is presently not determinable. Thus, the Company cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. Any settlement of or judgment arising from such lawsuit could be material.

In 2003, the Company was the subject of a putative class action lawsuit (in which the Company was named collectively with other defendants) alleging that the plaintiffs applied for employment with the defendants and that the employment applications they were given to complete violated the California Labor Code. Although the Company was dismissed from such lawsuit in January of 2004, the lawsuit was refiled against the Company as an individual action. This lawsuit settled and the settlement agreement was signed on November 16, 2004. Pursuant to the settlement agreement, the Company agreed to pay the plaintiffs approximately $12,000.

On or about April 16, 2004, two former employees and one current employee filed a class action suit in Los Angeles Superior Court against the Company on behalf of all putative class members (former and current general managers and restaurant managers from April 2000 to present) alleging certain violations of California labor laws, including alleged improper classification of general managers and restaurant managers as exempt employees. Plaintiffs’ requested remedies include compensatory damages for unpaid wages, interest, certain statutory penalties, disgorgement of alleged profits, punitive damages and attorneys’ fees and costs as well as certain injunctive relief. The complaint was served on the Company on April 19, 2004. While the Company intends to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, the Company cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. Any settlement of or judgment arising from such lawsuit could be material.

El Pollo Loco, S.A. de C.V., which the Company refers to as EPL-Mexico, filed suit against the Company in state court in Laredo, Texas alleging, among other things, that the Company breached its agreement with EPL-Mexico by failing to develop new restaurants in Mexico and claiming that the right to use the name El Pollo Loco in Mexico should revert to EPL-Mexico. EPL-Mexico also challenged the Company’s ownership of the trademarks before the Mexican Intellectual Property Institute, which challenge was unsuccessful. The Mexican Intellectual Property Institute twice confirmed the Company’s ownership of the EPL trademarks in Mexico in 2004. The Company successfully removed the Texas action to federal court and has filed a counterclaim against EPL-Mexico to defend its rights to the trademarks in Mexico. The Company believes that its adversary’s claims are without merit and that, based on the rights the Company possesses pursuant to the agreement, it possesses adequate legal and contractual rights to use the intellectual property in question in Mexico. However, a failure to prevail in this action could result in the loss of the Company’s ownership in Mexico of the trademarks and intellectual property at issue, which could affect its brand in the United States and elsewhere.

There are various other claims and pending legal actions against or indirectly involving the Company, including claims asserted by employees and other matters. It is the opinion of management, after considering a number of factors, including but not limited to the current status of litigations (including any settlement discussions), the views of retained counsel, the nature of the litigation, the prior experience of the Company and the amounts that the Company has accrued for known contingencies, that the ultimate disposition of these matters will not materially affect the financial position or results of operations of the Company.

The Company has employment agreements with certain officers and others within the Company. These agreements expire at various dates through 2005.

18.	RELATED PARTY TRANSACTIONS

During the years ended December 25, 2002, December 31, 2003 and December 29, 2004, $573,000, $439,000 and $492,000, respectively, were expensed and paid to an affiliate of the stockholder of the Company for managerial services and expenses.

These amounts are included in other operating expenses in the accompanying statements of income and comprehensive income.

The Company had receivables from affiliates of $304,000 and $414,000 as of December 31, 2003 and December 29, 2004, respectively.

The Company had a note receivable from an officer of the Company with a balance as of December 25, 2002 of $87,000. The note bears interest at an annual rate of 7%. The note was paid in full during 2003.

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial data for the periods ended as indicated and as restated (see Note 20) (in thousands):

	2004
	(As restated) MARCH 31,	(As restated) JUNE 30,	(As restated) SEPTEMBER 29,	DECEMBER 29,
Operating revenue	$53,841	$55,689	$56,507	$52,999
Operating income	6,315	3,110	5,261	4,750
Income (loss) before provision for income taxes	2,733	(427)	1,697	1,344
Net income (loss)	1,599	(270)	1,614	807

	2003
	(As restated) MARCH 26,	(As restated) JUNE 25,	(As restated) SEPTEMBER 24,	(As restated) DECEMBER 31,
Operating revenue	$45,980	$50,290	$53,800	$56,376
Operating income	2,960	5,791	6,122	5,529
Income before provision for income taxes	1,383	4,279	4,641	1,999
Net income	815	2,524	2,850	1,181

	2004
	(As previously reported) MARCH 31,	(As previously reported) JUNE 30,	(As previously reported) SEPTEMBER 29,	DECEMBER 29,
Operating revenue	$53,841	$55,689	$56,507	$52,999
Operating income	6,436	3,265	5,364	4,750
Income (loss) before provision for income taxes	2,854	(272)	1,800	1,344
Net income (loss)	1,684	(161)	1,686	807

	2003
	(As previously reported) MARCH 26,	(As previously reported) JUNE 25,	(As previously reported) SEPTEMBER 24,	(As previously reported) DECEMBER 31,
Operating revenue	$45,980	$50,290	$53,800	$56,376
Operating income	3,059	5,874	6,210	5,621
Income before provision for income taxes	1,482	4,362	4,729	2,091
Net income	874	2,574	2,903	1,236

20.	RESTATEMENT OF FINANCIAL STATEMENTS

Based on a review begun in December 2004, the Company determined that its accounting for leases was in error. Upon completion of its review, the Company corrected its lease and leasehold depreciation accounting in 2004 and restated certain historical financial information for prior periods to correct errors in its lease accounting and leasehold depreciation policies.

Corrections to the Company’s lease accounting policies include adjusting lease terms, as defined in SFAS No. 13, “Accounting for Leases,” as amended, to include option renewals where failure to exercise such options would result in an economic penalty, recognizing the straight-line effect over the lease term of escalating rents during the option periods and recognizing the effect of pre-opening “rent holidays” over the related lease terms. In addition, the restatement includes an adjustment to depreciation expense to correct the depreciable lives being used for certain leasehold costs and improvements where the contractual term of the lease, including lease option periods for which a reasonable assurance exists that the option would be exercised, was shorter than the historical depreciation period previously used to record depreciation expense.

The Company restated its balance sheet at December 31, 2003, and the statements of income and comprehensive income, stockholder’s equity and cash flows for the years ended December 31, 2003 and December 25, 2002. The impact of the restatement on periods prior to 2002 has been reflected as an adjustment to retained earnings of $452,000 as of December 26, 2001 in the accompanying statements of stockholder’s equity.

The effects of the Company’s restatement on previously reported financial statements as of December 31, 2003 and for the years ended December 31, 2003 and December 25, 2002 are summarized below:

			December 31, 2003
			As previously reported	As restated
Selected Balance Sheet Data:
Deferred income taxes, liabilities			$2,804	$2,111
Property owned—net			59,397	58,771
Total assets			164,863	164,237
Other noncurrent liabilities			8,496	9,503
Accumulated deficit			(2,616)	(3,556)
Total liabilities and stockholder’s equity			164,863	164,237

	Years Ended
	December 25, 2002		December 31, 2003
	As previously reported	As restated	As previously reported	As restated
Selected Statement of Income Data:
Depreciation and amortization	$13,007	$13,169	$12,896	$13,039
Other operating expenses	54,494	54,781	60,748	60,967
Total operating expenses	174,600	175,049	185,682	186,044
Operating income	20,632	20,183	20,764	20,402
Income before provision for income taxes	12,533	12,084	12,664	12,302
Provision for income taxes	4,976	4,798	5,077	4,932
Net income	7,557	7,286	7,587	7,370