Form 10-Q
period 2005-06-29
El Pollo Loco, Inc.
filed 2005-08-12
CIK 1289729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-115486

El Pollo Loco, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0377527
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3333 Michelson Drive, Suite 550

Irvine, California 92612

(Address of Principal Executive Offices)

(949) 399-2000

(Registrant’s Telephone Number, Including Area Code)

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

As of August 12, 2005, the registrant had 100 shares of its common stock, $.01 par value, outstanding.

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

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands)

	DECEMBER 29, 2004	JUNE 30, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,587	$9,299
Notes and accounts receivable—net	2,714	3,056
Inventories	1,136	1,104
Prepaid expenses and other current assets	2,510	2,989
Income taxes receivable	649	—
Deferred income taxes	4,150	4,150

Total current assets	16,746	20,598

PROPERTY OWNED—Net	59,469	59,471

PROPERTY HELD UNDER CAPITAL LEASES—Net	4,634	4,081

GOODWILL—Net	38,989	38,674

DOMESTIC TRADEMARKS—Net	19,800	19,800

OTHER INTANGIBLE ASSETS—Net	23,532	22,224

OTHER ASSETS	784	2,090

TOTAL ASSETS	$163,954	$166,938

See notes to condensed financial statements.	(continued)

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	DECEMBER 29, 2004	JUNE 30, 2005
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Current portion of notes payable to SunTrust Bank	$3,667	$3,224
Current portion of obligations under capital leases	1,296	1,165
Current portion of other notes payable	619	610
Accounts payable	8,048	9,986
Accrued salaries	4,517	3,546
Accrued vacation	1,467	1,723
Accrued insurance	3,293	3,387
Accrued income taxes payable	—	1,345
Accrued interest	488	513
Accrued advertising	264	528
Other accrued expenses and current liabilities	4,248	4,583

Total current liabilities	27,907	30,610

NONCURRENT LIABILITIES:
Senior secured notes	110,000	110,000
Notes payable to SunTrust Bank—less current portion	3,667	1,612
Obligations under capital leases—less current portion	6,430	5,908
Other notes payable—less current portion	1,193	1,003
Deferred income taxes	4,672	4,672
Other noncurrent liabilities	9,576	9,398

Total noncurrent liabilities	135,538	132,593

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Common stock, $.01 par value—20,000 shares authorized; 100 shares issued and outstanding
Additional paid-in-capital	315	315
Retained earnings	194	3,420

Total stockholder’s equity	509	3,735

TOTAL	$163,954	$166,938

See notes to condensed financial statements.	(concluded)

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

	13 Weeks Ended June 30,		26 Weeks Ended June 30,
	2004	2005	2004	2005
	(as restated, Note 9)		(as restated, Note 9)
OPERATING REVENUE:
Restaurant revenue	$52,150	$57,176	$102,604	$108,335
Franchise revenue	3,539	3,990	6,926	7,501

Total operating revenue	55,689	61,166	109,530	115,836

OPERATING EXPENSES:
Product cost	16,407	18,089	31,961	34,302
Payroll and benefits	14,020	14,521	28,027	28,094
Depreciation and amortization	3,321	3,595	6,563	7,077
Other operating expenses	18,831	17,962	33,554	34,408

Total operating expenses	52,579	54,167	100,105	103,881

OPERATING INCOME	3,110	6,999	9,425	11,955

INTEREST EXPENSE, net	3,537	3,307	7,119	6,733

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(427)	3,692	2,306	5,222

PROVISION (BENEFIT) FOR INCOME TAXES	(157)	1,369	977	1,996

NET INCOME (LOSS)	$(270)	$2,323	$1,329	$3,226

See notes to condensed financial statements.

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	26 Weeks Ended June 30,
	2004	2005
	(as restated, Note 9)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,329	$3,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and intangible assets	6,563	7,077
(Gain) loss on disposal of assets	159	(143)
Asset impairment	—	1,047
Amortization of deferred financing costs	589	629
Changes in operating assets and liabilities:
Notes and accounts receivable—net	(147)	(342)
Inventories	140	32
Prepaid expenses and other current assets	(402)	(479)
Income taxes receivable / payable	779	1,994
Other assets	11	(220)
Accounts payable	158	1,314
Accrued salaries and vacation	(2,224)	(715)
Accrued insurance	413	94
Accrued interest	189	25
Accrued advertising	1,899	264
Other accrued expenses and current and noncurrent liabilities	(449)	157

Net cash provided by operating activities	9,007	13,960

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	—	483
Purchase of other assets	—	(1,086)
Purchase of franchise restaurants—net of cash acquired	(2,421)	—
Purchase of property	(5,968)	(6,295)

Net cash used in investing activities	(8,389)	(6,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of obligations under capital leases	(599)	(653)
Payments on notes payable	(2,224)	(2,697)
Deferred financing costs	(1,431)	—

Net cash used in financing activities	(4,254)	(3,350)

See notes to condensed financial statements.	(continued)

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	26 Weeks Ended June 30,
	2004	2005
	(as restated, Note 9)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(3,636)	$3,712

CASH AND CASH EQUIVALENTS— Beginning of period	5,353	5,587

CASH AND CASH EQUIVALENTS— End of period	$1,717	$9,299

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$5,389	$5,509

Income taxes	$197	$—

As of June 30, 2004 and 2005, accounts payable includes $605,000 and $750,000, respectively, for the purchase of property and equipment.

See notes to condensed financial statements.	(concluded)

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying condensed financial statements are unaudited. El Pollo Loco, Inc. (the “Company”) or (“EPL”) prepared these condensed financial statements in accordance with the Securities and Exchange Commission’s instructions for Quarterly Reports on Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The accompanying condensed financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.

The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K (File No. 333-115486) as filed with the Securities and Exchange Commission on March 29, 2005.

The Company uses a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2004, which ended December 29, 2004, and fiscal year 2005, which will end December 28, 2005, are both 52-week fiscal years. For simplicity of presentation, the Company has described the 13-week and 26-week periods ended June 30, 2004 and June 29, 2005 as June 30, 2004 and 2005, respectively.

The Company is a wholly-owned subsidiary of EPL Intermediate, Inc. (“EPLI”), which is a wholly-owned subsidiary of EPL Holdings, Inc. (“Holdings”).

The Company determined that certain of its liabilities associated with the acquisition of properties were incorrectly reflected as cash inflows for operating activities and cash outflows for investing activities. Management has concluded that the error was not material to the financial statements, however the prior period statement of cash flows presented has been corrected by reducing net cash from operating activities and net cash used for investing activities by $0.3 million.

2. Asset Impairment

The Company periodically reviews the performance of company-operated stores for indicators of asset impairment. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. As a result of this review, the Company recorded an impairment charge of $0.2 million in March 2005 for one under-performing company-operated store that will continue to be operated and $0.9 million in June 2005 for one under-performing company-operated store that will also continue to be operated. The impairment charges are included in other operating expenses in the accompanying condensed statements of operations.

3. Stock-Based Compensation

The Company uses the intrinsic value method to account for employee stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, the Company does not recognize compensation expense related to employee stock options if the exercise price of the options is equal to or greater than the market price of the underlying stock on the date of grant.

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the minimum value method of accounting. The Company has elected the “disclosure only” alternative permitted by SFAS No. 123 and has disclosed pro forma net income amounts using the minimum value method.

Had compensation expense for the stock options in Holdings issued to and held by the Company’s employees and one member of the Company’s board of directors been recognized based on the minimum value on the grant date under the methodology prescribed by SFAS No. 123, the Company’s net income for the periods ended June 30, 2004 and 2005 would have been impacted as shown in the following table (in thousands):

	13 Weeks Ended June 30,		26 Weeks Ended June 30,
	2004	2005	2004	2005
Pro forma net income (loss)
Net income (loss) as reported	$(270)	$2,323	$1,329	$3,226
Deduct:
Total stock based employee compensation expense determined under the minimum value based method for all awards, net of related tax effects	21	11	41	23

Pro forma net income (loss)	$(291)	$2,312	$1,288	$3,203

The minimum value of each option grant is estimated on the grant date using the following assumptions for the 26 weeks ended June 30, 2004 and 2005: risk-free interest rate of 4.35% and 3.86%, respectively; expected volatility of 0% for each period; an expected option life of 7.3 and 6.7 years, respectively, for each period; and no expected dividends for each period.

4. Senior Secured Notes Payable

On December 19, 2003, the Company issued $110.0 million aggregate principal amount of senior secured notes due 2009 (“Senior Secured Notes”) in a private offering. Interest accrues at 9¼% per annum and is payable semi-annually in June and December. Principal is due December 18, 2009. On September 16, 2004 the Company completed the exchange of 100% of the outstanding principal of the Senior Secured Notes for registered, publicly tradable notes that have substantially identical terms as the Senior Secured Notes. The Senior Secured Notes are secured by a second-priority lien on substantially all of the Company’s and EPLI’s assets and a second priority pledge from EPLI of all its outstanding stock of the Company. The Company may, at its option, redeem some or all of the Senior Secured Notes prior to their maturity.

The Company incurred approximately $6.1 million of direct costs in connection with this offering. These costs have been capitalized and are included in other intangible assets as deferred financing costs in the accompanying condensed balance sheets. Concurrent with the closing of the Senior Secured Notes, the Company amended its previously existing bank credit facility as described in Note 5.

The Company used $39.5 million of the proceeds from the Senior Secured Notes offering to reduce its previously existing bank notes payable and used $70.0 million of the proceeds to pay a dividend to EPLI. EPLI applied the proceeds from the dividend to repurchase all of the outstanding shares of its preferred stock in an aggregate amount of $20.1 million and to make a distribution to Holdings in the amount of $49.9 million, which Holdings subsequently distributed to its stockholders. In connection with that distribution, Holdings reduced the exercise price of outstanding common stock options in Holdings previously issued to Company management and one member of the Company’s Board of Directors (the “Option Holders”). In addition, the Company accrued in December 2003 and paid the Option Holders in January 2004 $1.9 million in bonuses. In fiscal 2004, the Company accrued approximately $0.6 million in bonuses that were paid to the Option Holders in March 2005. The Company will make additional cash bonus payments to the Option Holders related to the revaluation of the stock options at various times through 2009 subject to their continued employment and other conditions; these payments are estimated to aggregate approximately $0.5 million. The combined effect of the reduction in the exercise price of the options and the cash bonus payments is to restore the approximate economic position of the Option Holders to that existing immediately before the dividend to the stockholders of Holdings.

5. SunTrust Bank Credit Facility

In connection with the Senior Secured Notes offering discussed in Note 4, the Company’s credit facility with SunTrust Bank (the “Credit Facility”) was amended on December 19, 2003. The amended Credit Facility consists of a $15.0 million revolving loan (the “Revolver”) and an $11.0 million term loan (the “Term Loan” and together with the Revolver, the “Amended Credit Facility”). The Revolver has a $10.0 million sub-limit for letters of credit and a $5.0 million swing loan. The Revolver and Term Loan mature on December 31, 2006. Availability of credit under the Revolver is governed by a borrowing base, determined as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement. The Amended Credit Facility is secured by a first-priority pledge by Holdings of all of the outstanding stock of EPLI, a first priority pledge by EPLI of all of the EPL’s outstanding stock and a first priority security interest in substantially all EPL’s tangible and intangible assets. In addition, the Amended Credit Facility is guaranteed by EPLI and Holdings.

At December 29, 2004 and June 30, 2005, the Company had $7.3 million and $4.8 million, respectively, outstanding under the Term Loan. The Company did not have any borrowings outstanding under the Revolver, but did have $8.0 million in outstanding letters of credit at December 29, 2004 and June 30, 2005. As of December 29, 2004 and June 30, 2005, the Company had $7.0 million available for borrowing under the Revolver.

6. EPL Intermediate, Inc. Senior Discount Notes

In March of 2004, EPLI sold $70.0 million in aggregate principal amount at maturity of 12½% Senior Discount Notes due 2010 (the “Intermediate Notes”). The Intermediate Notes are unsecured. EPLI realized gross proceeds of $39.0 million from the sale of the Intermediate Notes. After offering expenses of approximately $2.0 million, the net proceeds of approximately $37.0 million were used to make a cash distribution to Holdings, which applied the proceeds to pay a cash dividend to its stockholders. In connection with this transaction, the Company accrued and paid the Option Holders $1.3 million in bonuses in April 2004 related to the revaluation of options it previously issued to the Option Holders to purchase shares of common stock of Holdings. Also, in fiscal 2004, the Company accrued $0.4 million in bonuses that was paid in the first quarter 2005. The Company will make additional cash bonus payments to the Option Holders related to the revaluation of the stock options at various times through 2009 subject to their continued employment and other conditions; these payments are estimated to aggregate approximately $0.5 million. The combined effect of the reduction in the exercise price of the options and the cash bonus payments is to restore the approximate economic position of the Option Holders to that existing immediately before the dividend to the stockholders of Holdings.

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

7. Income Taxes

The Company’s taxable income or loss is included in the consolidated federal and state income tax returns of Holdings. The Company records its provision for income taxes based on its separate stand-alone operating results using the asset and liability method. The Company recorded a provision for income taxes of $1.0 million and $2.0 million for the 26 weeks ended June 30, 2004 and 2005, respectively. The effective tax rates for the 26 weeks ended June 30, 2004 and 2005, were 42.4% and 38.2%, respectively.

8. Commitments and Contingencies

EPL is involved in certain litigation, which includes a wage-hour purported class action, an Americans With Disabilities Act (“ADA”) purported class action and an international trademark action where the ultimate outcome is presently not determinable. While the Company intends to defend against these actions vigorously, the Company cannot at this time determine the likelihood of adverse judgments or a likely range of damages in the event of adverse judgments. Any settlement of or judgment arising from these lawsuits could be material.

There are various other claims and pending legal actions against or indirectly involving the Company, including claims asserted by employees and other matters. It is the opinion of management, after considering a number of factors, including but not limited to the current status of litigation (including any settlement discussions), the views of retained counsel, the nature of the litigation, the prior experience of the Company and the amounts that the Company has accrued for known contingencies, that the ultimate disposition of these matters will not materially affect the financial position or results of operations of the Company and that these actions are not material to the Company’s stockholders or noteholders.

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

The Company restated the accompanying condensed statements of operations and cash flows for the periods ended June 30, 2004. The effects of the restatement are summarized below:

	13 Weeks Ended June 30, 2004		26 Weeks Ended June 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Depreciation and amortization	$3,255	$3,321	$6,431	$6,563
Other operating expenses	18,742	18,831	33,410	33,554
Total operating expenses	52,424	52,579	99,829	100,105
Operating income	3,265	3,110	9,701	9,425
Income (loss) before provision (benefit) for income taxes	(272)	(427)	2,583	2,306
Provision (benefit) for income taxes	(111)	(157)	1,059	977
Net income (loss)	(161)	(270)	1,523	1,329

10. New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, and that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not currently believe that the adoption of SFAS No. 154 will have a significant impact on its financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. The standard is effective for the Company beginning with the first quarter of fiscal 2006. The Company’s net income will be reduced as a result of the recognition of the remaining amortization of the fair value of existing options (currently disclosed as pro-forma expense in Note 3) as well as the recognition of the fair value of all newly issued stock options, which is contingent upon the number of future options granted and other variables. The adoption of this standard will have no impact on the Company’s net cash flows; however, in accordance with the standard, certain amounts previously reflected in the Company’s statements of cash flows as components of cash provided by operating activities will now be reflected as components of cash provided by financing activities.

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

We use a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. For simplicity of presentation, we have described the 13-week and 26-week periods ended June 30, 2004 and June 29, 2005 as June 30, 2004 and 2005, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2004, which ended December 29, 2004, and fiscal year 2005, which ends December 28, 2005, are both 52-week fiscal years. References to “our restaurant system” mean both company-operated and franchised restaurants. Unless otherwise indicated, references to “our restaurants” or results or statistics attributable to one or more restaurants without expressly identifying them as company-operated, franchise or the entire restaurant system mean our company-operated restaurants only.

Overview

The following management’s discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note 9 to the condensed financial statements.

El Pollo Loco, Inc. (the “Company,” “we,” “us” and “our”) owns, operates and franchises quick service restaurants (“QSR”) specializing in marinated flame-grilled chicken. As of June 30, 2005, our restaurant system had 327 restaurants, consisting of 139 company-operated and 188 franchised locations, located principally in California, with additional restaurants in Arizona, Nevada and Texas. In the second quarter of 2005, we opened three new company-operated and three new franchise restaurants. Our typical restaurant is a freestanding building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 60 customers and offering drive-thru convenience.

Our total revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties, franchise fees and sublease rental income. For the 26 weeks ended June 30, 2005, same-store sales for restaurants systemwide increased 6.1% over the 26 weeks ended June 30, 2004. We believe that same-store sales will continue to be positive through the remainder of fiscal 2005.

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

Franchise revenue consists of royalties, initial franchise fees and franchise rental income. Royalties average 4% of the franchisees’ net sales. We believe that new franchise restaurant growth will increase as we sign development agreements with experienced franchisees in new and existing markets. We currently have the approvals necessary to market to both new and existing franchisees in all states except Illinois, where our application for registration is pending as of the date of this filing. In fiscal years 2003, 2004 and 2005, we entered into area development agreements that, beginning in the fourth quarter of 2004 but primarily in fiscal years 2005, 2006 and 2007, are expected to result in area development fees being recognized as the related restaurants open. We sublease facilities to certain franchisees and the sublease rent is included in our franchise revenue. This revenue exceeds rent payments made under the leases that are included in franchise expense. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect the portion of franchise revenue attributable to franchise rental income to decrease over time.

Product cost includes food and paper costs. This expense is our largest single expense, it is subject to increase or decrease based on commodity cost changes, and depends in part on the success of controls we have in place to manage product cost in the restaurants. In February 2005, we renewed our chicken contracts with terms ranging from two to three years at significantly higher prices than the expiring contracts. We implemented price increases in November 2004 and also implemented a chicken meal restructuring in May 2005 to partially mitigate the impact of higher chicken prices on our profitability, but we expect food cost to increase as a percent of restaurant sales in fiscal 2005. The chicken meal restructuring consisted of changing our menu to break out the chicken meals to specify white meat, dark meat or mixed pieces and changing prices accordingly. Although the price changes consisted of increases and decreases, we have experienced approximately a net 1.3% increase in sales due to this restructuring.

Payroll and benefits make up the next largest single expense. Payroll and benefits have been and remain subject to inflation, including salaries due to minimum wage increases and expenses for health insurance and workers’ compensation insurance. Workers’ compensation insurance costs are subject to a number of factors, and although the state of California passed legislation designed to reduce workers’ compensation insurance expense to employers, we cannot predict whether such legislation will actually reduce our workers’ compensation insurance expense. We have seen a reduction in the number of workers’ compensation claims due to employee safety initiatives that we began implementing in fiscal year 2003.

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

General and administrative expense has increased and is expected to continue to increase as a result of our sale in December 2003 of $110.0 million in aggregate principal amount of 9¼% Senior Secured Notes due 2009 (the “Senior Secured Notes”) and EPL Intermediate, Inc.’s sale in March 2004 of $70 million in aggregate principal amount at maturity of 12½% Senior Discount Notes due 2010 (the “Intermediate Notes”) and the exchange of both notes for registered notes under the Securities Act of 1933, as amended. We have incurred and will incur additional expenses due to rating agency fees, higher directors and officers insurance, compliance with laws relating to corporate governance and public disclosure, and to the revaluation of common stock options of EPL Holdings, Inc. as a result of these two transactions. In addition, in fiscal 2004, we began to incur additional costs associated with developing disclosure controls and procedures and implementing the level of internal controls required for a company with registered securities. We expect these costs to increase in future periods. General and administrative expense has increased as a result of the new bonus arrangements that we implemented in connection with the sale of the Senior Secured Notes and the Intermediate Notes.

We used the gross proceeds from the sale of the Senior Secured Notes, along with cash on hand, to reduce our outstanding bank debt by $39.5 million, to make a cash distribution to our parent, EPL Intermediate, Inc., in the amount of $70.0 million and to pay transaction-related fees and expenses of $6.1 million. EPL Intermediate, Inc. applied the proceeds received from us to repurchase all of the outstanding shares of its preferred stock in an aggregate amount of $20.1 million and to make a distribution to its parent, EPL Holdings, Inc., in the amount of $49.9 million. EPL Holdings, Inc. applied the proceeds received from EPL Intermediate, Inc. to make a dividend on its outstanding common stock. In connection with the sale of the Senior Secured Notes, we amended our senior credit agreement, which now provides for an $11.0 million term loan facility and a $15.0 million revolving credit facility (which was undrawn as of June 30, 2005, except for $8.0 million in outstanding letters of credit).

The net proceeds from the sale of the Intermediate Notes, after deducting expenses, were approximately $37.0 million, which EPL Intermediate, Inc. used to make a cash dividend to EPL Holdings, Inc. EPL Holdings, Inc. used the proceeds received from EPL Intermediate, Inc. to make a dividend on its outstanding common stock. Although we are not obligated to pay any of EPL Intermediate, Inc.’s obligations, EPL Intermediate, Inc. is a holding company whose only material asset is our outstanding common stock. Therefore, the principal source of the cash required to pay the obligations of EPL Intermediate, Inc. is the cash that we generate from our operations.

Results of Operations

Our operating results for the 13 weeks ended June 30, 2004 and 2005 are expressed as a percentage of restaurant revenue below:

	13 Weeks Ended June 30,
	2004	2005
Income Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	31.5	31.6
Payroll and benefits	26.9	25.4
Depreciation and amortization	6.4	6.3
Other operating expenses	36.1	31.4
Operating income	6.0	12.2
Interest expense	6.8	5.8
Income (loss) before income taxes	(0.8)	6.5
Net income (loss)	(0.5)	4.1

Supplementary Income Statement Data:
Restaurant other operating expense	20.9	18.4
Franchise expense	1.9	1.4
General and administrative expense	13.3	11.6
Total other operating expenses	36.1	31.4

13 Weeks Ended June 30, 2005 Compared to 13 Weeks Ended June 30, 2004

Restaurant revenue increased $5.0 million, or 9.6%, to $57.2 million for the 13 weeks ended June 30, 2005 from $52.2 million for the 13 weeks ended June 30, 2004. This increase was partially due to an additional $4.5 million in restaurant revenue resulting from an 8.8% increase in company-operated same-store sales for the 2005 period from the 2004 period. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s one-year anniversary. The increase in restaurant revenue was also due in part to $1.5 million from three restaurants opened and two restaurants acquired from a franchisee in fiscal 2004 and $0.6 million from three restaurants opened in fiscal 2005. Restaurant revenue was reduced $0.2 million by the closure of a restaurant in 2005 and $1.2 million by the sale to franchisees of two restaurants and the closure of three restaurants in fiscal 2004.

Franchise revenue increased $0.5 million, or 12.7%, to $4.0 million for the 13 weeks ended June 30, 2005 from $3.5 million for the 13 weeks ended June 30, 2004. This increase is primarily due to an increase in royalties resulting from a 9.9% increase in franchise same-store sales.

Product cost increased $1.7 million, or 10.3%, to $18.1 million for the 13 weeks ended June 30, 2005 from $16.4 million for the 13 weeks ended June 30, 2004. These costs as a percentage of restaurant revenue were 31.6% for the 2005 period compared to 31.5% for the 2004 period. This increase in product cost as a percentage of restaurant revenue resulted primarily from chicken prices increasing 1.0% as a percentage of restaurant revenue as our new chicken contracts took effect in March 2004 and 2005. This increase was partially offset by the menu price increases taken in November 2004 and the chicken meal restructuring in May 2005.

Payroll and benefit expenses increased $0.5 million, or 3.6%, to $14.5 million for the 13 weeks ended June 30, 2005 from $14.0 million for the 13 weeks ended June 30, 2004. As a percentage of restaurant revenue, these costs decreased 1.5% to 25.4% for the 2005 period from 26.9% for the 2004 period. This decrease was primarily due to menu price increases taken in November 2004 and the chicken meal restructuring in May 2005 and also in part to the installation of chicken marinating tumblers in all company-operated restaurants, which reduces the amount of labor required to marinate the chicken.

Depreciation and amortization increased $0.3 million, or 8.2%, to $3.6 million for the 13 weeks ended June 30, 2005 compared to $3.3 million for the 13 weeks ended June 30, 2004. These costs as a percentage of restaurant revenue decreased 0.1% to 6.3% in 2005 from 6.4% for the 2004 period. The increase in depreciation expense is due to capital expenditures on existing restaurants for remodels and equipment upgrades.

Other operating expenses include restaurant operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, decreased $0.3 million, or 3.0%, to $10.6 million for the 13 weeks ended June 30, 2005 from $10.9 million for the 13 weeks ended June 30, 2004. These costs as a percentage of restaurant revenue decreased 2.5% to 18.4% for the 2005 period from 20.9% for the 2004 period. The decrease in operating costs is due primarily to a decrease in advertising expense of $0.4 million. Our advertising spending in the second quarter of 2004 was 5.6% of sales which was over the planned annual rate of 4%, compared to the second quarter of 2005 which was 4.4% of sales, and each quarter may be above or below this planned annual rate, depending on the timing of marketing promotion and the relative weights and price of media spending.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense decreased $0.2 million, or 21.4%, to $0.8 million for the 13 weeks ended June 30, 2005 compared to $1.0 million for the 13 weeks ended June 30, 2004. This $0.2 million decrease is attributed to expenses incurred in fiscal 2004 to participate in certain Chicago food festivals to support our national franchise effort.

General and administrative expense decreased $0.3 million, or 4.7%, to $6.6 million for the 13 weeks ended June 30, 2005 from $6.9 million for the 13 weeks ended June 30, 2004. General and administrative expense as a percentage of revenue was 11.6% and 13.3% for the thirteen weeks ended June 30, 2005 and 2004, respectively. The net decrease was due to a reduction of $1.5 million in expenses for bonuses paid and accrued for option holders related to the revaluation of stock options in the 2004 period and a decrease in legal fees expense of $0.3 million, partially offset by increases in salaries and wages of $0.3 million due to increased headcount and annual raises, $0.4 million increase in outside services expense, which is primarily attributed to implementation costs of the Sarbanes-Oxley Act of 2002, and also by an impairment charge of $0.9 million, which was recorded by the Company for one under-performing company-operated store that will continue to operate.

Interest expense, net of interest income, decreased $0.2 million, or 6.5%, to $3.3 million for the 13 weeks ended June 30, 2005 from $3.5 million for the 13 weeks ended June 30, 2004. Our average debt balances for the 2005 period decreased to $124.5 million compared to $131.6 million for the 2004 period and our average interest rate increased to 9.29% for the 2005 period compared to 9.05% for the 2004 period.

Our provision for income taxes consisted of income tax expense of $1.4 million and an income tax benefit of $(0.2) million for the 13 weeks ended June 30, 2005 and 2004, respectively, for an effective tax rate of 37.1% for 2005 and 36.8% for 2004.

As a result of the factors above, net income increased to $2.3 million, or 4.1% as a percentage of restaurant revenue, for the 13 weeks ended June 30, 2005 compared to a net loss of $(0.3) million, or (0.5)%, for the 13 weeks ended June 30, 2004.

Our operating results for the 26 weeks ended June 30, 2004 and 2005 are expressed as a percentage of restaurant revenue below:

	26 Weeks Ended June 30,
	2004	2005
Income Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	31.1	31.7
Payroll and benefits	27.3	25.9
Depreciation and amortization	6.4	6.5
Other operating expenses	32.7	31.8
Operating income	9.2	11.0
Interest expense	6.9	6.2
Income before income taxes	2.2	4.8
Net income	1.3	3.0

Supplementary Income Statement Data:
Restaurant other operating expense	19.6	18.9
Franchise expense	1.7	1.4
General and administrative expense	11.4	11.5
Total other operating expenses	32.7	31.8

26 Weeks Ended June 30, 2005 Compared to 26 Weeks Ended June 30, 2004

Restaurant revenue increased $5.7 million, or 5.6%, to $108.3 million for the 26 weeks ended June 30, 2005 from $102.6 million for the 26 weeks ended June 30, 2004. This increase was partially due to an additional $4.6 million in restaurant revenue resulting from a 4.6% increase in company-operated same-store sales for the 2005 period from the 2004 period. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s one-year anniversary. The increase in restaurant revenue was also due in part to $3.5 million from four restaurants opened and two restaurants acquired from a franchisee in fiscal 2004 and $0.5 million from three restaurants opened in fiscal 2005. Restaurant revenue was reduced $0.4 million by the closure of a restaurant in 2005 and $2.5 million by the sale to franchisees of two restaurants and the closure of three restaurants in fiscal 2004.

Franchise revenue increased $0.6 million, or 8.3%, to $7.5 million for the 26 weeks ended June 30, 2005 from $6.9 million for the 26 weeks ended June 30, 2004. This increase is primarily due to an increase in royalties resulting from a 7.6% increase in franchise same-store sales.

Product cost increased $2.3 million, or 7.3%, to $34.3 million for the 26 weeks ended June 30, 2005 from $32.0 million for the 26 weeks ended June 30, 2004. These costs as a percentage of restaurant revenue were 31.7% for the 2005 period compared to 31.1% for the 2004 period. This 0.6% increase resulted primarily from chicken prices increasing 1.0% as a percentage of restaurant revenue as our new chicken contracts took effect in March 2004 and 2005.

Payroll and benefit expenses increased $0.1 million, or 0.2%, to $28.1 million for the 26 weeks ended June 30, 2005 from $28.0 million for the 26 weeks ended June 30, 2004. As a percentage of restaurant revenue, these costs decreased 1.4% to 25.9% for the 2005 period from 27.3% for the 2004 period. This decrease was primarily due to menu price increases taken in November 2004 and the chicken meal restructuring in May 2005 and also in part to the installation of chicken marinating tumblers in all company-operated restaurants, which reduces the amount of labor required to marinate the chicken.

Depreciation and amortization increased $0.5 million, or 7.8%, to $7.1 million for the 26 weeks ended June 30, 2005 compared to $6.6 million for the 26 weeks ended June 30, 2004. These costs as a percentage of restaurant revenue increased 0.1% to 6.5% in 2005 from 6.4% for the 2004 period. The increase in depreciation expense is due to capital expenditures on existing restaurants for remodels and equipment upgrades.

Other operating expenses include restaurant operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $0.4 million, or 1.9%, to $20.5 million for the 26 weeks ended June 30, 2005 from $20.1 million for the 26 weeks ended June 30, 2004. These costs as a percentage of restaurant revenue decreased 0.7% to 18.9% for the 2005 period from 19.6% for the 2004 period. The increase in operating costs is due to increased credit card fees of $0.2 million due to higher fees and increased volume and increased occupancy expenses of $0.2 million.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense decreased $0.3 million, or 14.4%, to $1.5 million for the 26 weeks ended June 30, 2005 compared to $1.8 million for the 26 weeks ended June 30, 2004. This decrease is primarily attributed to $0.2 million in expenses incurred in fiscal 2004 to participate in certain Chicago food festivals to support our national franchise effort.

General and administrative expense increased $0.7 million, or 6.3%, to $12.4 million for the 26 weeks ended June 30, 2005 from $11.7 million for the 26 weeks ended June 30, 2004. General and administrative expense as a percentage of revenue was 11.5% and 11.4% for the twenty-six weeks ended June 30, 2005 and 2004, respectively. The largest component of the increase was due to an impairment charge of $1.1 million, which was recorded by the Company for two company-operated stores that will continue to operate. Outside services expense increased $0.7 million primarily due to the implementation costs of the Sarbanes-Oxley Act of 2002 and salaries and wages increased $0.5 million due to increased headcount and annual increases. These increases were partially offset by a decrease in bonus expense of $1.5 million. This was attributed to the $1.6 million in expenses for bonuses paid and accrued for option holders related to the revaluation of stock options in the 2004 period.

Interest expense, net of interest income, decreased $0.4 million, or 5.4%, to $6.7 million for the 26 weeks ended June 30, 2005 from $7.1 million for the 26 weeks ended June 30, 2004. Our average debt balances for the 2005 period decreased to $125.2 million compared to $132.3 million for the 2004 period and our average interest rate increased to 9.26% for the 2005 period compared to 9.06% for the 2004 period.

Our provision for income taxes consisted of income tax expense of $2.0 million and $1.0 million for the 26 weeks ended June 30, 2005 and 2004, respectively, for an effective tax rate of 38.2% for 2005 and 42.4% for 2004.

As a result of the factors above, net income increased to $3.2 million, or 3.0% as a percentage of restaurant revenue, for the 26 weeks ended June 30, 2005 compared to $1.3 million, or 1.3%, for the 26 weeks ended June 30, 2004.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. Our indebtedness at June 30, 2005 was $123.5 million. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the $15.0 million revolving portion of our senior credit facility will be adequate to meet our future liquidity needs for the foreseeable future. Cash and cash equivalents increased $3.7 million from $5.6 million at December 29, 2004 to $9.3 million at June 30, 2005. We made cash bonus payments of $1.0 million in March 2005 related to the revaluation of stock options in connection with the debt transactions. Although we expect to make cash bonus payments at various times through 2009 related to the revaluation of stock options, the amounts paid will not exceed, in aggregate, $1.0 million. In the first six months of fiscal 2005, we made $2.5 million in principal repayments on our term loan and $5.1 million in interest payments on our senior secured notes. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we acquire restaurants from franchisees, our debt service requirements could increase. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the Senior Secured Notes and the Intermediate Notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Operating Activities. We had net cash provided by operating activities of $14.0 million for the 26 weeks ended June 30, 2005 compared with net cash provided by operating activities of $9.0 million for the 26 weeks ended June 30, 2004. The increase in cash provided by operating activities of $5.0 million in the 2005 period compared to the 2004 period was primarily attributable to an increase in net income and increased changes in accounts payable and accrued salaries and vacation balances partially offset by decreased changes in accrued advertising.

Investing Activities. We had net cash used in investing activities of $6.9 million for the 26 weeks ended June 30, 2005 compared with net cash used in investing activities of $8.4 million for the 26 weeks ended June 30, 2004. The decrease in cash used in investing activities of $1.5 million was related to timing of expenditures for new store construction and spending for the rollout of the new restaurant computer systems for company-operated restaurants.

Financing Activities. We had net cash used in financing activities of $3.4 million for the 26 weeks ended June 30, 2005 compared with net cash used in financing activities of $4.3 million for the 26 weeks ended June 30, 2004. The decrease in cash used in financing activities in the 2005 period was attributable to $1.4 million in deferred financing costs related to the issuance of the Senior Secured Notes that were paid in 2004 partially offset by higher payments on notes payable in fiscal 2005.

Debt and Other Obligations

Our senior credit facility provides for an $11.0 million term loan and $15.0 million in revolving availability, with a $10.0 million sub limit for letters of credit. In addition, we have $110.0 million outstanding in aggregate principal amount of the Senior Secured Notes.

At June 30, 2005, we had certain secured loan commitments, which were assumed in connection with purchases of restaurants from franchisees, of approximately $1.4 million.

We have certain land and building leases for which the building portion is treated as a capital lease. These assets are amortized over the life of the respective lease.

At June 30, 2005, we had outstanding letters of credit totaling $8.0 million, which served as collateral for our various workers’ compensation insurance programs.

Franchisees pay a monthly advertising fee of 4% of gross sales for the Los Angeles designated market area or 5% of gross sales for other markets. Pursuant to our Uniform Franchise Offering Circular, we contribute, where we have company-operated restaurants, to the advertising fund on the same basis as franchised restaurants. Under our franchise agreements, we are obligated to use all advertising fees collected from franchisees to purchase, develop and engage in advertising, public relations and marketing activities to promote the El Pollo Loco brand. The Company recorded a liability for unused advertising fees collected from franchisees of $0.5 million for fiscal 2005 and the Company has a corresponding $0.4 million obligation to contribute to the advertising fund for company-operated restaurants.

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

As of June 30, 2005, we were in compliance with all of the financial covenants contained in our senior credit facility and in the indenture governing the Senior Secured Notes. As of such date we calculated all relevant ratios under our senior credit facility as follows:

•	our ratio of “funded debt” to “Adjusted EBITDA” (as such terms are defined in the senior credit agreement) was 3.41 to 1;

•	our ratio of “senior funded debt” to “Adjusted EBITDA” (as such terms are defined in the senior credit agreement) was 0.56 to 1;

•	our “interest coverage ratio” (as such term is defined in the senior credit agreement) was 3.16 to 1; and

•	our “fixed charge coverage ratio” (as such term is defined in the senior credit agreement) was 1.56 to 1.

These four ratios were permitted to be no greater than 4.35 to 1, no greater than 1.25 to 1, no less than 2.0 to 1 and no less than 1.15 to 1, respectively, as of such date. As of June 30, 2005, we calculated our “fixed charge coverage ratio” (as such term is defined in the indenture governing the Senior Secured Notes), the only ratio under our indenture, at 3.10 to 1. Until December 15, 2005, the indenture permits us to incur indebtedness if our fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, determined on a pro forma basis (including a pro forma application of the net proceeds there from), as if such indebtedness had been incurred at the beginning of such four-quarter period.

In addition, as of June 30, 2005, EPL Intermediate, Inc. calculated its fixed charge coverage ratio under the indenture governing the Intermediate Notes at 2.22 to 1. Such indenture permits EPL Intermediate, Inc.’s “restricted subsidiaries” (as such term is defined in such indenture), including us, to incur indebtedness, if EPL Intermediate, Inc.’s fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, as determined on a pro forma basis (including a pro forma application of the net proceeds therefrom) as if such indebtedness had occurred at the beginning of such four-quarter period.

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

We do not consider the change in fair value of our long-term fixed rate debt resulting from a hypothetical 10% fluctuation in interest rates, as of June 30, 2005 to be material.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting either during the quarter or subsequent to the date we completed our evaluation.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On June 14, 2005, the American Disability Institute, a non-profit Pennsylvania corporation, on behalf of itself and all others similarly situated, Orlando Hardy, Jr. and Joann Montes, filed a purported class action complaint against EPL in the United States District Court, Central District of California, Western Division. This action alleges violations of the Americans With Disabilities Act of 1990, the Unruh Civil Rights Act in California and the California Disabled Persons Act, based on, among other things, denying plaintiffs full and equal access and accommodations to EPL’s facilities. Plaintiffs’ requested remedies include certification of the class, injunctive relief, statutory damages and reasonable attorneys’ fees and costs. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. Any settlement of or judgment with a negative outcome arising from such lawsuit could have an adverse material impact.

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit Number	Description of Documents

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL POLLO LOCO, INC.

Date: August 12, 2005	By:	/s/ Stephen E. Carley
Stephen E. Carley Chief Executive Officer

	By:	/s/ Joseph Stein
Joseph Stein Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002