Form 10-Q
period 2005-09-28
El Pollo Loco, Inc.
filed 2005-11-10
CIK 1289729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2005, the registrant had 100 shares of its common stock, $.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands)

	DECEMBER 29, 2004	SEPTEMBER 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,587	$13,951
Notes and accounts receivable—net	2,714	3,254
Inventories	1,136	1,195
Prepaid expenses and other current assets	2,510	3,127
Income taxes receivable	649	—
Deferred income taxes	4,150	4,150

Total current assets	16,746	25,677

PROPERTY OWNED—Net	59,469	59,738

PROPERTY HELD UNDER CAPITAL LEASES—Net	4,634	3,823

GOODWILL—Net	38,989	38,674
DOMESTIC TRADEMARKS—Net	19,800	19,800
OTHER INTANGIBLE ASSETS—Net	23,532	21,570
OTHER ASSETS	784	2,095

TOTAL ASSETS	$163,954	$171,377

See notes to condensed financial statements.	(continued)

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	DECEMBER 29, 2004	SEPTEMBER 30, 2005
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of notes payable to SunTrust Bank	$3,667	$—
Current portion of obligations under capital leases	1,296	1,128
Current portion of other notes payable	619	389
Accounts payable	8,048	9,746
Accrued salaries	4,517	5,043
Accrued vacation	1,467	1,660
Accrued insurance	3,293	3,396
Accrued income taxes payable	—	3,355
Accrued interest	488	3,032
Accrued advertising	264	887
Other accrued expenses and current liabilities	4,248	5,134

Total current liabilities	27,907	33,770

NONCURRENT LIABILITIES:
Senior secured notes	110,000	110,000
Notes payable to SunTrust Bank—less current portion	3,667	—
Obligations under capital leases—less current portion	6,430	5,635
Other notes payable—less current portion	1,193	905
Deferred income taxes	4,672	4,672
Other noncurrent liabilities	9,576	9,677

Total noncurrent liabilities	135,538	130,889

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY
Common stock, $.01 par value—20,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in-capital	315	315
Retained earnings	194	6,403

Total stockholder’s equity	509	6,718

TOTAL	$163,954	$171,377

See notes to condensed financial statements.	(concluded)

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(In thousands)

	13 Weeks Ended September 30,		39 Weeks Ended September 30,
	2004	2005	2004	2005
	(as restated, Note 10)		(as restated, Note 10)
OPERATING REVENUE:
Restaurant revenue	$52,747	$57,538	$155,351	$165,873
Franchise revenue	3,760	4,023	10,686	11,524

Total operating revenue	56,507	61,561	166,037	177,397

OPERATING EXPENSES:
Product cost	16,792	18,349	48,753	52,651
Payroll and benefits	14,001	14,432	42,028	42,526
Depreciation and amortization	3,535	3,655	10,098	10,732
Other operating expenses	16,918	16,790	50,472	51,198

Total operating expenses	51,246	53,226	151,351	157,107

OPERATING INCOME	5,261	8,335	14,686	20,290
INTEREST EXPENSE, net	3,564	3,279	10,683	10,012

INCOME BEFORE PROVISION FOR INCOME TAXES	1,697	5,056	4,003	10,278
PROVISION FOR INCOME TAXES	83	2,073	1,060	4,069

NET INCOME	$1,614	$2,983	$2,943	$6,209

See notes to condensed financial statements.

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	39 Weeks Ended September 30,
	2004	2005
	(as restated, Note 10)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,943	$6,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and intangible assets	10,098	10,732
Gain on disposal of assets	(393)	(492)
Asset impairment	588	1,047
Amortization of deferred financing costs	940	944
Changes in operating assets and liabilities:
Notes and accounts receivable—net	(215)	(540)
Inventories	171	(59)
Prepaid expenses and other current assets	(305)	(617)
Income taxes receivable / payable	1,142	4,004
Other assets	(68)	(225)
Accounts payable	193	1,145
Accrued salaries and vacation	(586)	719
Accrued insurance	542	103
Accrued interest	2,768	2,544
Accrued advertising	(279)	623
Other accrued expenses and current and noncurrent liabilities	429	987

Net cash provided by operating activities	17,968	27,124

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from asset disposition	1,295	1,360
Purchase of other assets	—	(1,086)
Purchase of franchise restaurants—net of cash acquired	(2,421)	—
Purchase of property	(8,849)	(10,219)

Net cash used in investing activities	(9,975)	(9,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of obligations under capital leases	(913)	(963)
Payments on notes payable	(2,962)	(7,852)
Deferred financing costs	(1,473)	—

Net cash used in financing activities	(5,348)	(8,815)

See notes to condensed financial statements.	(continued)

EL POLLO LOCO, INC.

(A Wholly Owned Subsidiary of EPL Intermediate, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	39 Weeks Ended September 30,
	2004	2005
	(as restated, Note 10)
INCREASE IN CASH AND CASH EQUIVALENTS	$2,645	$8,364
CASH AND CASH EQUIVALENTS—Beginning of period	5,353	5,587

CASH AND CASH EQUIVALENTS—End of period	$7,998	$13,951

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid (received) during the period for:
Interest	$5,590	$418

Income taxes	$(79)	$62

As of September 30, 2004 and 2005, accounts payable includes $676,000 and $679,000, respectively, for the purchase of property and equipment.

See notes to condensed financial statements.	(concluded)

EL POLLO LOCO, INC.

(A Wholly-Owned Subsidiary of EPL Intermediate, Inc.)

NOTES TO (UNAUDITED) CONDENSED FINANCIAL STATEMENTS

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

The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K (File No. 333-115486) as filed with the Securities and Exchange Commission (the “Commission”) on March 29, 2005.

The Company uses a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2004, which ended December 29, 2004, and fiscal year 2005, which will end December 28, 2005, are both 52-week fiscal years. For simplicity of presentation, the Company has described the 13-week and 39-week periods ended September 29, 2004 and September 28, 2005 as September 30, 2004 and 2005, respectively.

The Company is a wholly-owned subsidiary of EPL Intermediate, Inc. (“EPLI” or “Intermediate”), which is a wholly-owned subsidiary of EPL Holdings, Inc. (“Holdings”).

The Company determined that certain of its liabilities associated with the acquisition of properties were incorrectly reflected as cash inflows for operating activities and cash outflows for investing activities. Management has concluded that the error was not material to the financial statements, however the prior period statement of cash flows presented has been corrected by reducing net cash from operating activities and net cash used for investing activities by $0.4 million.

2. Acquisition

On September 27, 2005, Holdings entered into a stock purchase agreement (the “Stock Purchase Agreement”) that provides for the purchase (the “Acquisition”) by affiliates of Trimaran Capital Partners (“Affiliates of Trimaran”) of all of Holdings’ issued and outstanding common stock, other than certain shares held by existing Holdings’ stockholders, including members of management of Holdings and its subsidiaries (the “Continuing Investors”) that may be exchanged as described below. The purchase price is expected to be $415.0 million subject to adjustment as described in the Stock Purchase Agreement.

The acquisition is expected to be financed by (i) new senior secured credit facilities and senior notes, (ii) new equity from Affiliates of Trimaran and (iii) exchanged equity in Holdings from the Continuing Investors.

The net proceeds from the above contributions, distributions and financings are expected to be used to repurchase the 2009 Notes and 2010 Notes, repay any outstanding principal and accrued interest under EPL’s existing senior credit facilities and all of EPL’s other existing indebtedness (except for capital leases), pay related fees and expenses, and fund the cash consideration payable to Holdings’ stockholders and option holders. The transaction, which is subject to several conditions, is expected to close in the fourth quarter of fiscal 2005.

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

Had compensation expense for the stock options in Holdings issued to and held by the Company’s employees and one member of the Company’s board of directors been recognized based on the minimum value on the grant date under the methodology prescribed by SFAS No. 123, the Company’s net income for the periods ended September 30, 2004 and 2005 would have been impacted as shown in the following table (in thousands):

Pro forma net income	13 Weeks Ended September 30,		39 Weeks Ended September 30,
	2004	2005	2004	2005
Net income as reported	$1,614	$2,983	$2,943	$6,209
Deduct:
Total stock based employee compensation expense determined under the minimum value based method for all awards, net of related tax effects	18	11	53	34

Pro forma net income	$1,596	$2,972	$2,890	$6,175

The minimum value of each option grant is estimated on the grant date using the following assumptions for the 39 weeks ended September 30, 2004 and 2005: risk-free interest rate of 3.75% and 4.08%, respectively; expected volatility of 0% for each period; an expected option life of 6.8 and 6.8 years, respectively, for each period; and no expected dividends for each period.

5. Senior Secured Notes Payable

On December 19, 2003, the Company issued $110.0 million aggregate principal amount of senior secured notes due 2009 (“Senior Secured Notes” or the “2009 Notes”) in a private offering. Interest accrues at 9 1/4% per annum and is payable semi-annually in June and December. Principal is due December 18, 2009. On September 16, 2004 the Company completed the exchange of 100% of the outstanding principal of the Senior Secured Notes for registered, publicly tradable notes that have substantially identical terms as the Senior Secured Notes. The Senior Secured Notes are secured by a second-priority lien on substantially all of the Company’s and EPLI’s assets and a second priority pledge from EPLI of all its outstanding stock of the

Company. The Company may, at its option, redeem some or all of the Senior Secured Notes prior to their maturity.

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

6. SunTrust Bank Credit Facility

In connection with the Senior Secured Notes offering discussed in Note 5, the Company’s credit facility with SunTrust Bank (the “Credit Facility”) was amended on December 19, 2003. The amended Credit Facility consists of a $15.0 million revolving loan (the “Revolver”) and an $11.0 million term loan (the “Term Loan” and together with the Revolver, the “Amended Credit Facility”). The Revolver has a $10.0 million sub-limit for letters of credit and a $5.0 million swing loan. Availability of credit under the Revolver is governed by a borrowing base, determined as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement. The Amended Credit Facility is secured by a first-priority pledge by Holdings of all of the outstanding stock of EPLI, a first priority pledge by EPLI of all of the EPL’s outstanding stock and a first priority security interest in substantially all EPL’s tangible and intangible assets. In addition, the Amended Credit Facility is guaranteed by EPLI and Holdings.

At December 29, 2004 the Company had $7.3 million outstanding under the Term Loan. The Revolver and Term Loan mature on December 31, 2006; however, the balance of the Term Loan was repaid in full in September of 2005. The Company did not have any borrowings outstanding under the Revolver, but did have $8.0 million in outstanding letters of credit at December 29, 2004 and September 30, 2005. As of December 29, 2004 and September 30, 2005, the Company had $7.0 million available for borrowing under the Revolver.

7. EPL Intermediate, Inc. Senior Discount Notes

In March of 2004, EPLI sold $70.0 million in aggregate principal amount at maturity of 12 1/2% Senior Discount Notes due 2010 (the “Intermediate Notes” or the “2010 Notes”). The Intermediate Notes are unsecured. EPLI realized gross proceeds of $39.0 million from the sale of the Intermediate Notes. After offering expenses of approximately $2.0 million, the net proceeds of approximately $37.0 million were used to make a cash distribution to Holdings, which applied the proceeds to pay a cash dividend to its stockholders. In connection with this transaction, the Company accrued and paid the Option Holders $1.3 million in bonuses in April 2004 related to the revaluation of options it previously issued to the Option Holders to purchase shares of common stock of Holdings. Also, in fiscal 2004, the Company accrued $0.4 million in bonuses that were paid in the first quarter 2005. The Company will make additional cash bonus payments to the Option Holders related to the revaluation of the stock options at various times through 2009 subject to their continued employment and other conditions; these payments are estimated to aggregate approximately $0.5 million. The combined effect of the reduction in the exercise price of the options and the cash bonus payments is to restore the approximate economic position of the Option Holders to that existing immediately before the dividend to the stockholders of Holdings.

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

8. Income Taxes

The Company’s taxable income or loss is included in the consolidated federal and state income tax returns of Holdings. The Company records its provision for income taxes based on its separate stand-alone operating results using the asset and liability method. The Company recorded a provision for income taxes of $1.1 million and $4.1 million for the 39 weeks ended September 30, 2004 and 2005, respectively. The effective tax rates for the 39 weeks ended September 30, 2004 and 2005, were 26.5% and 39.6%, respectively. The 2004 period’s effective tax rate was impacted by the reversal of a prior year reserve in the amount of $0.6 million related to the resolution of uncertainty regarding certain outstanding tax items that had given rise to a reserve.

9. Commitments and Contingencies

EPL is involved in certain litigation, which includes two California labor law purported class actions, an American with Disabilities Act (“ADA”) purported class action, and an international trademark action where the ultimate outcome is presently not determinable. While the Company intends to defend against these actions vigorously, the Company cannot at this time determine the likelihood of adverse judgments or a likely range of damages in the event of adverse judgments. Any settlement of or judgment arising from these lawsuits could be material.

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

10. Restatement of Financial Statements

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

The Company restated the accompanying condensed statements of income and cash flows for the periods ended September 30, 2004. The significant effects of the restatement are summarized below:

	13 Weeks Ended September 30, 2004		39 Weeks Ended September 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Depreciation and amortization	$3,470	$3,535	$9,901	$10,098
Other operating expenses	16,880	16,918	50,290	50,472
Total operating expenses	51,143	51,246	150,972	151,351
Operating income	5,364	5,261	15,065	14,686
Income before provision for income taxes	1,800	1,697	4,382	4,003
Provision for income taxes	114	83	1,173	1,060
Net income	1,686	1,614	3,209	2,943

11. New Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP 13-1 applies to reporting periods beginning after December 15, 2005. Retrospective application in accordance with FASB SFAS No. 154 “Accounting Changes and Error Corrections”, is permitted but not required. The Company does not believe that the adoption of FSP 13-1 will have a significant impact on its financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, and that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not currently believe that the adoption of SFAS No. 154 will have a significant impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. The standard is effective for the Company beginning with the first quarter of fiscal 2006. Because the Company used the minimum value method for its pro forma disclosures under SFAS 123, the Company will apply SFAS 123(R) prospectively to newly issued stock options. Existing options will continue to be accounted for in accordance with APB Opinion No. 25 unless such options are modified, repurchased or cancelled after the effective date. The Company’s net income will be reduced as a result of the recognition of the fair value of all newly issued stock options, which is contingent upon the number of future options granted and other variables.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include our substantial level of indebtedness, food-borne-illness incidents, increases in the cost of chicken, our dependence upon frequent deliveries of food and other supplies, our vulnerability to changes in consumer preferences and economic conditions, our sensitivity to events and conditions in the greater Los Angeles area, our ability to compete successfully with other quick service and fast casual restaurants, our ability to expand into new markets, our reliance in part on our franchisees, our ability to support our expanding franchise system and litigation we face in connection with our operations. Actual results may differ materially due to these risks and uncertainties and those described in our Annual Report on Form 10-K (File No. 333-115486) as filed with the Commission on March 29, 2005.

We use a 52-, 53-week fiscal year ending on the last Wednesday of the calendar year. For simplicity of presentation, we have described the 13-week and 39-week periods ended September 29, 2004 and September 28, 2005 as September 30, 2004 and 2005, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Fiscal year 2004, which ended December 29, 2004, and fiscal year 2005, which ends December 28, 2005, are both 52-week fiscal years. References to “our restaurant system” mean both company-operated and franchised restaurants. Unless otherwise indicated, references to “our restaurants” or results or statistics attributable to one or more restaurants without expressly identifying them as company-operated, franchise or the entire restaurant system mean our company-operated restaurants only.

Overview

The following management’s discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note 10 to the condensed financial statements.

El Pollo Loco, Inc. (the “Company,” “we,” “us” and “our”) owns, operates and franchises quick service restaurants (“QSR”) specializing in marinated flame-grilled chicken. As of September 30, 2005, our restaurant system had 329 restaurants, consisting of 139 company-operated and 190 franchised locations, located principally in California, with additional restaurants in Arizona, Nevada and Texas. In the third quarter of 2005, we opened two new franchise restaurants. Our typical restaurant is a freestanding building ranging from approximately 2,200 to 2,600 square feet with seating for approximately 60 customers and offering drive-thru convenience.

Our total revenue is derived from two primary sources, company-operated restaurant revenue and franchise revenue, the latter of which is comprised principally of franchise royalties, franchise fees and sublease rental income. For the 39 weeks ended September 30, 2005, same-store sales for restaurants systemwide increased 6.7% over the 39 weeks ended September 30, 2004. We believe that same-store sales will continue to be positive through the remainder of fiscal 2005.

The increase in company-operated restaurant revenue is due to growth in new company-operated restaurants and to increases in same-store sales, which includes price increases over this period. We implemented a menu price increase in November 2004 and a chicken meal restructuring in May 2005. The chicken meal restructuring consisted of changing our menu to allow our customers to select chicken meals specifying white meat, dark meat or mixed pieces and changing prices accordingly. We expect to open seven to ten company-operated restaurants per year over the next few years, which is slightly higher than our company-operated restaurant growth over the last few years. Many factors can influence sales at all or specific restaurants, including increased competition, strength of marketing promotions, the restaurant manager’s operational execution and changes in local market conditions and demographics.

Franchise revenue consists of royalties, initial franchise fees and franchise rental income. Royalties average 4% of the franchisees’ net sales. We believe that new franchise restaurant growth will increase as we sign development agreements with experienced franchisees in new and existing markets. As of October 15, 2005 we are marketing to both new and existing franchisees in 43 states and are awaiting state regulator approval to market in the remaining states. We have entered into area development agreements that, beginning in the fourth quarter of 2004, have resulted in area development fees being recognized as the related restaurants open. We sublease facilities to certain franchisees and the sublease rent is included in our franchise revenue. This revenue exceeds rent payments made under the leases that are included in franchise expense. Since we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect the portion of franchise revenue attributable to franchise rental income to decrease over time.

Product cost includes food and paper costs and is our largest single expense. It is subject to increase or decrease based on commodity cost changes, and depends in part on the success of controls we have in place to manage product cost in the restaurants. In February 2005, we renewed our chicken contracts with terms ranging from two to three years at higher prices than the expiring contracts. One of these contracts provides a floor and ceiling price for the chicken we buy from the supplier after the first year. We implemented price increases in November 2004 and also implemented the chicken meal restructuring in May 2005 that have partially mitigated the impact of higher chicken prices on our profitability.

After product costs, payroll and benefits comprise the next largest single expense. Payroll and benefits have been and remain subject to inflation, including salaries due to minimum wage increases and expenses for health insurance and workers’ compensation insurance. Workers’ compensation insurance costs are subject to a number of factors, and although the state of California passed legislation designed to reduce workers’ compensation insurance expense to employers, we cannot predict whether such legislation will actually reduce our workers’ compensation insurance expense. We have seen a reduction in the number of workers’ compensation claims due to employee safety initiatives that we began implementing in fiscal year 2002.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense includes occupancy, advertising and other costs such as utilities, repair and maintenance, janitorial and cleaning and operating supplies.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. Franchise expense usually fluctuates primarily as subleases expire and is to some degree based on rents that are tied to a percentage of sales calculation. Because we do not expect to lease or sublease new properties to our franchisees as we expand our franchise restaurants, we expect franchise expense as a percentage of franchise revenue to decrease over time. Expansion of our franchise operations does not require us to incur material additional capital expenditures.

General and administrative expense has increased as a result of our issuance in December 2003 of $110.0 million in aggregate principal amount of 9 1/4% Senior Secured Notes due 2009 (the “Senior Secured Notes” or the “2009 Notes”) and EPL Intermediate, Inc.’s sale in March 2004 of $70 million in aggregate principal amount at maturity of 12 1/2% Senior Discount Notes due 2010 (the “Intermediate Notes” or the “2010 Notes”) and the exchange of both notes for registered notes under the Securities Act of 1933, as amended. Since then, we have incurred and will incur additional expenses due to rating agency fees, higher directors and officers insurance, compliance with laws relating to corporate governance and public disclosure and audit fees. In addition, in fiscal year 2004 we began to incur additional costs associated with developing disclosure controls and procedures and implementing the level of internal controls required for a company with registered securities. We expect these costs to continue. General and administrative expense has also increased during the past few years as a result of stock option bonus expense to restore the approximate economic position of certain members of Company management and one member of the Company’s board of directors (the “Option Holders”) who had been issued common stock options in our indirect parent, EPL Holdings, Inc. (“Holdings”) prior to Holdings’ payment of dividends to its shareholders in connection with the issuance of the 2009 Notes and 2010 Notes (separately, the “Revaluation of Stock Options for the 2009 Notes” and the “Revaluation of Stock Options for the 2010 Notes”, and collectively, the “Revaluation of Stock Options”).

Results of Operations

Our operating results for the 13 weeks ended September 30, 2004 and 2005 are expressed as a percentage of restaurant revenue below:

	13 Weeks Ended September 30,
	2004	2005
Income Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	31.8	31.9
Payroll and benefits	26.5	25.1
Depreciation and amortization	6.7	6.4
Other operating expenses	32.1	29.2
Operating income	10.0	14.5
Interest expense	6.8	5.7
Income before income taxes	3.2	8.8
Net income	3.1	5.2
Supplementary Income Statement Data:
Restaurant other operating expense	19.9	18.4
Franchise expense	1.6	1.3
General and administrative expense	10.6	9.5
Total other operating expenses	32.1	29.2

13 Weeks Ended September 30, 2005 Compared to 13 Weeks Ended September 30, 2004

Restaurant revenue increased $4.8 million, or 9.1%, to $57.5 million for the 13 weeks ended September 30, 2005 from $52.7 million for the 13 weeks ended September 30, 2004. This increase was partially due to an additional $4.1 million in restaurant revenue resulting from a 7.9% increase in company-operated same-store sales for the 2005 period from the 2004 period. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s one-year anniversary. The increase in restaurant revenue also was due in part to $0.6 million from two restaurants opened in fiscal 2004 and $1.2 million from three restaurants opened in fiscal 2005. Restaurant revenue was reduced $0.2 million by the closure of a restaurant in 2005 and $0.9 million by the sale to franchisees of two restaurants and the closure of two restaurants in fiscal 2004.

Franchise revenue increased $0.2 million, or 7.0%, to $4.0 million for the 13 weeks ended September 30, 2005 from $3.8 million for the 13 weeks ended September 30, 2004. This increase is due primarily to an increase in royalties resulting from a 9.8% increase in franchise same-store sales.

Product cost increased $1.5 million, or 9.3%, to $18.3 million for the 13 weeks ended September 30, 2005 from $16.8 million for the 13 weeks ended September 30, 2004. These costs as a percentage of restaurant revenue remained relatively flat at 31.9% for the 2005 period compared to 31.8% for the 2004 period. The 0.1% increase in product cost as a percentage of restaurant revenue resulted primarily from chicken prices increasing as our new chicken contracts took effect in March 2004 and March 2005. This increase was partially offset by the menu price increases taken in November 2004 and the chicken meal restructuring in May 2005.

Payroll and benefit expenses increased $0.4 million, or 3.1%, to $14.4 million for the 13 weeks ended September 30, 2005 from $14.0 million for the 13 weeks ended September 30, 2004. As a percentage of restaurant revenue, these costs decreased 1.4% to 25.1% for the 2005 period from 26.5% for the 2004 period. This decrease was due primarily to margin leverage from the menu price increases taken in November 2004 and the chicken meal restructuring in May 2005 and also in part to labor savings from the installation of chicken marinating tumblers in all company-operated restaurants.

Depreciation and amortization increased $0.2 million, or 3.4%, to $3.7 million for the 13 weeks ended September 30, 2005 compared to $3.5 million for the 13 weeks ended September 30, 2004. These costs as a percentage of restaurant revenue decreased 0.3% to 6.4% in 2005 from 6.7% for the 2004 period. The increase in depreciation expense is due to capital expenditures on existing restaurants for remodels and equipment upgrades.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $0.1 million, or 1.2%, to $10.6 million for the 13 weeks ended September 30, 2005 from $10.5 million for the 13 weeks ended September 30, 2004. These costs as a percentage of restaurant revenue decreased 1.5% to 18.4% for the 2005 period from 19.9% for the 2004 period. The decrease in operating costs is due primarily to a decrease in advertising expense of $0.5 million partially offset by an increase of $0.3 million in occupancy expenses and $0.1 million in increased credit card fees due to higher rates and increased volume. Our advertising spending in the third quarter of 2004 was 4.4% of sales which was over the planned annual rate of 4%, compared to the third quarter of 2005 which was 3.2% of sales, and each quarter may be above or below this planned annual rate, depending on the timing of marketing promotion and the relative weights and price of media spending.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense remained the same at $0.8 million the 13-week periods ended September 30, 2005 and 2004.

General and administrative expense decreased $0.2 million, or 3.7%, to $5.4 million for the 13 weeks ended September 30, 2005 from $5.6 million for the 13 weeks ended September 30, 2004. General and administrative expense as a percentage of revenue was 9.5% and 10.6% for the thirteen weeks ended September 30, 2005 and 2004, respectively. The net decrease was due to a reduction of $0.2 million in stock option bonus expense for the Option Holders related to the Revaluation of Stock Options in the 2004 period and also due to an impairment charge of $0.6 million that was recorded in the 2004 period for one under-performing company-operated store that will continue to operate, partially offset by increases in salaries and wages of $0.3 million due to increased headcount and annual raises and a $0.3 million increase in outside services expense, which is primarily attributed to implementation costs of the Sarbanes-Oxley Act of 2002.

Interest expense, net of interest income, decreased $0.3 million, or 8.0%, to $3.3 million for the 13 weeks ended September 30, 2005 from $3.6 million for the 13 weeks ended September 30, 2004. Our average debt balances for the 2005 period decreased to $120.8 million compared to $130.2 million for the 2004 period and our average interest rate increased to 9.28% for the 2005 period compared to 9.09% for the 2004 period.

Our provision for income taxes consisted of income tax expense of $2.1 million and $0.1 million for the 13 weeks ended September 30, 2005 and 2004, respectively, for an effective tax rate of 41.0% for 2005 and 4.9% for 2004. The 2004 period’s effective tax rate was impacted by the reversal of a prior year reserve in the amount of $0.6 million related to the resolution of uncertainty regarding certain outstanding tax items that had given rise to a reserve.

As a result of the factors above, net income increased to $3.0 million, or 5.2% as a percentage of restaurant revenue, for the 13 weeks ended September 30, 2005 compared to $1.6 million, or 3.1%, for the 13 weeks ended September 30, 2004.

Our operating results for the 39 weeks ended September 30, 2004 and 2005 are expressed as a percentage of restaurant revenue below:

	39 Weeks Ended September 30,
	2004	2005
Income Statement Data:
Restaurant revenue	100.0%	100.0%
Product cost	31.4	31.7
Payroll and benefits	27.1	25.6
Depreciation and amortization	6.5	6.5
Other operating expenses	32.5	30.9
Operating income	9.5	12.2
Interest expense	6.9	6.0
Income before income taxes	2.6	6.2
Net income	1.9	3.7
Supplementary Income Statement Data:
Restaurant other operating expense	19.7	18.7
Franchise expense	1.7	1.4
General and administrative expense	11.1	10.8
Total other operating expenses	32.5	30.9

39 Weeks Ended September 30, 2005 Compared to 39 Weeks Ended September 30, 2004

Restaurant revenue increased $10.5 million, or 6.8%, to $165.9 million for the 39 weeks ended September 30, 2005 from $155.4 million for the 39 weeks ended September 30, 2004. This increase was partially due to an additional $8.7 million in restaurant revenue resulting from a 5.7% increase in company-operated same-store sales for the 2005 period from the 2004 period. Restaurants enter the comparable restaurant base for same-store sales the first full week after that restaurant’s one-year anniversary. The increase in restaurant revenue was also due in part to $4.0 million from four restaurants opened and two restaurants acquired from a franchisee in fiscal 2004 and $1.7 million from three restaurants opened in fiscal 2005. Restaurant revenue was reduced $0.6 million by the closure of a restaurant in 2005 and $3.3 million by the sale to franchisees of two restaurants and the closure of three restaurants in fiscal 2004.

Franchise revenue increased $0.8 million, or 7.8%, to $11.5 million for the 39 weeks ended September 30, 2005 from $10.7 million for the 39 weeks ended September 30, 2004. This increase is primarily due to an increase in royalties resulting from a 7.5% increase in franchise same-store sales.

Product cost increased $3.9 million, or 8.0%, to $52.7 million for the 39 weeks ended September 30, 2005 from $48.8 million for the 39 weeks ended September 30, 2004. These costs as a percentage of restaurant revenue were 31.7% for the 2005 period compared to 31.4% for the 2004 period. This 0.3% increase resulted primarily from chicken prices increasing as our new chicken contracts took effect in March 2004 and 2005. This increase was partially offset by the menu price increases taken in November 2004 and the chicken meal restructuring in May 2005.

Payroll and benefit expenses increased $0.5 million, or 1.2%, to $42.5 million for the 39 weeks ended September 30, 2005 from $42.0 million for the 39 weeks ended September 30, 2004. As a percentage of restaurant revenue, these costs decreased 1.5% to 25.6% for the 2005 period from 27.1% for the 2004 period. This decrease was primarily due to margin leverage from the menu price increases taken in November 2004 and the chicken meal restructuring in May 2005 and also in part to labor savings from the installation of chicken marinating tumblers in all company-operated restaurants.

Depreciation and amortization increased $0.6 million, or 6.3%, to $10.7 million for the 39 weeks ended September 30, 2005 compared to $10.1 million for the 39 weeks ended September 30, 2004. These costs as a percentage of restaurant revenue remained consistent at 6.5% for the 2005 and 2004 periods. The increase in depreciation expense is due to capital expenditures on existing restaurants for remodels and equipment upgrades.

Other operating expenses include restaurant other operating expense, franchise expense, and general and administrative expense.

Restaurant other operating expense, which includes utilities, repair and maintenance, advertising, property taxes, occupancy and other operating expenses, increased $0.5 million, or 1.7%, to $31.1 million for the 39 weeks ended September 30, 2005 from $30.6 million for the 39 weeks ended September 30, 2004. These costs as a percentage of restaurant revenue decreased 1.0% to 18.7% for the 2005 period from 19.7% for the 2004 period. The increase in operating costs is due to increased credit card fees of $0.3 million due to higher fees and increased volume and increased occupancy expenses of $0.4 million partially offset by a decrease in advertising expenses of $0.3 million. Our advertising spending in the 2004 period was 4.3% of sales which was over the planned annual rate of 4%, compared to the 2005 period which was 3.9% of sales, and each period may be above or below this planned annual rate, depending on the timing of marketing promotion and the relative weights and price of media spending.

Franchise expense consists primarily of rent expense that we pay to landlords associated with leases under restaurants we are subleasing to franchisees. This expense usually fluctuates primarily as subleases expire and to some degree based on rents that are tied to a percentage of sales calculation. Franchise expense decreased $0.3 million, or 11.8%, to $2.3 million for the 39 weeks ended September 30, 2005 compared to $2.6 million for the 39 weeks ended September 30, 2004. This decrease is primarily attributed to $0.3 million in expenses incurred in fiscal 2004 to participate in certain Chicago food festivals to support our national franchise effort.

General and administrative expense increased $0.5 million, or 3.0%, to $17.8 million for the 39 weeks ended September 30, 2005 from $17.3 million for the 39 weeks ended September 30, 2004. General and administrative expense as a percentage of revenue was 10.8% and 11.1% for the thirty-nine weeks ended September 30, 2005 and 2004, respectively. The increase is due to a $1.0 million increase in outside services expense which is primarily attributed to the implementation costs of the Sarbanes-Oxley Act of 2002 and to increased audit and filing fees, to an increase of $0.9 million in salaries and wages due to increased headcount and annual increases and also due to an increase in impairment charges of $0.5 million. These increases were partially offset by a decrease in stock option bonus expense of $1.7 million for Option Holders related to the Revaluation of Stock Options in the 2004 period.

Interest expense, net of interest income, decreased $0.7 million, or 6.3%, to $10.0 million for the 39 weeks ended September 30, 2005 from $10.7 million for the 39 weeks ended September 30, 2004. Our average debt balances for the 2005 period decreased to $122.5 million compared to $131.2 million for the 2004 period and our average interest rate increased to 9.26% for the 2005 period compared to 9.07% for the 2004 period.

Our provision for income taxes consisted of income tax expense of $4.1 million and $1.1 million for the 39 weeks ended September 30, 2005 and 2004, respectively, for an effective tax rate of 39.6% for 2005 and 26.5% for 2004. The 2004 period’s effective tax rate was impacted by the reversal of a prior year reserve in the amount of $0.6 million related to the resolution of uncertainty regarding certain outstanding tax items that had given rise to a reserve.

As a result of the factors above, net income increased to $6.2 million, or 3.7% as a percentage of restaurant revenue, for the 39 weeks ended September 30, 2005 compared to $2.9 million, or 1.9%, for the 39 weeks ended September 30, 2004.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure needs. Our indebtedness at September 30, 2005 was $118.1 million. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the $15.0 million revolving portion of our senior credit facility will be adequate to meet our future liquidity needs for the foreseeable future. Cash and cash equivalents increased $8.4 million from $5.6 million at December 29, 2004 to $14.0 million at September 30, 2005. We made cash bonus payments of $1.0 million in March 2005 related to the Revaluation of Stock Options. Although we expect to make cash bonus payments at various times through 2009 related to the Revaluation of Stock Options, the amounts paid will not exceed, in aggregate, $1.0 million. In the first nine months of fiscal 2005, we made $7.3 million in principal repayments on our term loan and $5.1 million in interest payments on our senior secured notes. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we acquire restaurants from franchisees, our debt service requirements could increase. In addition, we may fund restaurant openings through credit received by trade suppliers and landlord contributions. If our cash flow from operations is inadequate to meet our obligations under our indebtedness we may need to refinance all or a portion of our indebtedness, including the Senior Secured Notes and the Intermediate Notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Operating Activities. We had net cash provided by operating activities of $27.1 million for the 39 weeks ended September 30, 2005 compared with net cash provided by operating activities of $18.0 million for the 39 weeks ended September 30, 2004. The increase in cash provided by operating activities of $9.1 million in the 2005 period compared to the 2004 period was primarily attributable to an increase in net income and increased changes in income taxes receivable / payable, accounts payable, accrued salaries and vacation and accrued advertising.

Investing Activities. We had net cash used in investing activities of $9.9 million for the 39 weeks ended September 30, 2005 compared with net cash used in investing activities of $10.0 million for the 39 weeks ended September 30, 2004. The decrease in cash used in investing activities of $0.1 million was related to the $2.4 million purchase of franchise restaurants in the 2004 period which did not recur in 2005, partially offset by a $1.4 million increase in expenditures for new store construction and spending for the rollout of the new restaurant computer systems for company-operated restaurants in the 2005 period and $1.1 million placed in escrow.

Financing Activities. We had net cash used in financing activities of $8.8 million for the 39 weeks ended September 30, 2005 compared with net cash used in financing activities of $5.3 million for the 39 weeks ended September 30, 2004. The increase in cash used in financing activities in the 2005 period was attributable to the increase in payments on our Term Loan in the 2005 period partially offset by $1.5 million in deferred financing costs related to the issuance of the Senior Secured Notes that were paid in 2004.

Debt and Other Obligations

Our senior credit facility provides for an $11.0 million term loan, which was fully paid in September of 2005, and $15.0 million in revolving availability, with a $10.0 million sub limit for letters of credit. In addition, we have $110.0 million outstanding in aggregate principal amount of the Senior Secured Notes.

At September 30, 2005, we had certain secured loan commitments, which were assumed in connection with purchases of restaurants from franchisees, of approximately $1.3 million.

We have certain land and building leases for which the building portion is treated as a capital lease. These assets are amortized over the life of the respective lease.

At September 30, 2005, we had outstanding letters of credit totaling $8.0 million, which served as collateral for our various workers’ compensation insurance programs.

Franchisees pay a monthly advertising fee of 4% of gross sales for the Los Angeles designated market area or 5% of gross sales for other markets. Pursuant to our Uniform Franchise Offering Circular, we contribute, where we have company-operated restaurants, to the advertising fund on the same basis as franchised restaurants. Under our franchise agreements, we are obligated to use all advertising fees collected from franchisees to purchase, develop and engage in advertising, public relations and marketing activities to promote the El Pollo Loco brand. At September 30, 2005, the Company recorded a liability for unused advertising fees collected from franchisees of $0.9 million and has a corresponding $0.8 million obligation to contribute to the advertising fund for company-operated restaurants.

In connection with the issuance of the 2009 Notes and the dividend paid by Holdings shortly thereafter, the exercise prices of outstanding options to purchase shares of the common stock of Holdings were adjusted. In addition, we accrued in December 2003 and paid Option Holders in January 2004 $1.9 million in bonuses. In fiscal 2004, the Company accrued approximately $0.6 million in bonuses that were paid to the Option Holders in March 2005. The Company will make additional cash bonus payments to the Option Holders related to the Revaluation of the Stock Options for the 2009 Notes at various times through 2009 subject to continued employment and other conditions, which we estimate will aggregate approximately $0.5 million. The combined effect of the adjustment to the exercise price and such cash bonus payments was to restore the approximate economic position of such Option Holders to that existing immediately before the dividend that Holdings paid to its stockholders following the sale of the Senior Secured Notes.

In connection with the issuance of the 2010 Notes in March 2004 and the dividend paid by Holdings shortly thereafter, the exercise prices of outstanding options to purchase shares of the common stock of Holdings were adjusted. We accrued and paid the Option Holders in April 2004 $1.3 million in bonuses. Also, in fiscal 2004, we accrued $0.4 million in bonuses that we paid in the first quarter 2005. The Company will make additional cash bonus payments to the Option Holders related to the Revaluation of the Stock Options for the 2010 Notes at various times through 2009 subject to continued employment and other conditions, which we estimate will aggregate approximately $0.5 million. The combined effect of the adjustment to the exercise price and such cash bonus payments will be to restore the approximate economic position of such Option Holders to that existing immediately before the dividend that Holdings paid to its stockholders following the sale of the Intermediate Notes.

As of September 30, 2005, we were in compliance with all of the financial covenants contained in our senior credit facility and in the indenture governing the Senior Secured Notes. As of such date we calculated all relevant ratios under our senior credit facility as follows:

•	our ratio of “funded debt” to “Adjusted EBITDA” (as such terms are defined in the senior credit agreement) was 3.16 to 1;

•	our ratio of “senior funded debt” to “Adjusted EBITDA” (as such terms are defined in the senior credit agreement) was 0.40 to 1;

•	our “interest coverage ratio” (as such term is defined in the senior credit agreement) was 3.44 to 1; and

•	our “fixed charge coverage ratio” (as such term is defined in the senior credit agreement) was 1.43 to 1.

These four ratios were permitted to be no greater than 4.35 to 1, no greater than 1.25 to 1, no less than 2.0 to 1 and no less than 1.15 to 1, respectively, as of such date. As of September 30, 2005, we calculated our “fixed charge coverage ratio” (as such term is defined in the indenture governing the Senior Secured Notes), the only ratio under our indenture, at 3.37 to 1. Until December 15, 2005, the indenture permits us to incur indebtedness if our fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, determined on a pro forma basis (including a pro forma application of the net proceeds there from), as if such indebtedness had been incurred at the beginning of such four-quarter period.

In addition, as of September 30, 2005, EPLI calculated its fixed charge coverage ratio under the indenture governing the Intermediate Notes at 2.37 to 1. Such indenture permits EPLI’s “restricted subsidiaries” (as such term is defined in such indenture), including us, to incur indebtedness, if EPLI’s fixed charge coverage ratio for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such indebtedness was incurred would have been at least 2.0 to 1, as determined on a pro forma basis (including a pro forma application of the net proceeds therefrom) as if such indebtedness had occurred at the beginning of such four-quarter period.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to recoverability of fixed assets, intangible assets, closed restaurants, workers’ compensation insurance and contingent liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies and estimates is included in our Annual Report on Form 10-K (File No. 333-115486) filed March 29, 2005.

Events Subsequent to the End of the Third Fiscal Quarter

On September 27, 2005, Holdings, the indirect parent of the Company, entered into a stock purchase agreement (the “Stock Purchase Agreement”) among the Company, Chicken Acquisition Corp. (“CAC”), EPLI, the direct parent of the Company, the equity holders of Holdings, and American Securities Capital Partners, L.P. (“Sellers’ Representative”). Pursuant to the Stock Purchase Agreement, CAC, an affiliate of Trimaran Fund II, L.L.C. (“Trimaran”), has agreed to purchase (itself or through a wholly owned subsidiary) (the “Acquisition”) all of Holdings’ issued and outstanding common stock (other than certain shares that may be exchanged by existing shareholders, including management). The closing of the Acquisition is expected to occur in the fourth fiscal quarter of 2005.

The purchase price for the stock to be transferred in the Acquisition is based on a debt-free purchase price of $415.0 million (subject to adjustment as provided in the Stock Purchase Agreement for debt and debt related costs, transaction expenses, working capital and management retained equity) for all of Holdings’ issued and outstanding common stock. The closing of the Acquisition is subject to the satisfaction or waiver of customary conditions as set forth in the Stock Purchase Agreement. The Stock Purchase Agreement also contains a number of customary representations, warranties and covenants. Until the closing of the Acquisition, the Company has agreed to operate its business in the ordinary course. Upon the consummation of the Acquisition, Trimaran and its affiliates through CAC will indirectly control the Company.

The Stock Purchase Agreement may be terminated by mutual agreement of CAC and the Sellers’ Representative or by each of them if certain conditions contained in the Stock Purchase Agreement have not been satisfied or waived by December 31, 2005. A copy of the Stock Purchase Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 2.1.

In connection with the execution of the Stock Purchase Agreement, the Company is currently undergoing a tender offer pursuant to which it is offering to purchase for cash any and all of its outstanding Senior Secured Notes on the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated October 12, 2005 and the accompanying Letter of Transmittal and Consent. On October 25, 2005, the Company announced that, as of October 25, 2005, it had received valid tenders and consents from holders of approximately $107,750,000 in aggregate principal amount of the Senior Secured Notes, representing approximately 97.95% of the outstanding Senior Secured Notes. On

November 2, 2005, the Company and The Bank of New York, as trustee (the “Trustee”), entered into a Supplemental Indenture (the “Supplemental Indenture”), which amends the Indenture, dated as of December 19, 2003 (the “Indenture”), among the Company, EPLI and the Trustee, governing the Senior Secured Notes. The Supplemental Indenture eliminates substantially all of the restrictive covenants and certain default triggers in the Indenture. The Supplemental Indenture is further described in our Current Report on Form 8-K as filed with the Commission on November 4, 2005. The consummation of the tender offer is subject to a number of conditions, as further described in our Current Report filed on Form 8-K as filed with the Commission on October 13, 2005.

Additionally and also in connection with the execution of the Stock Purchase Agreement, EPLI is currently undergoing a tender offer pursuant to which it is offering to purchase for cash any and all of the outstanding Intermediate Notes on the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated October 12, 2005 and the accompanying Letter of Transmittal and Consent. On October 25, 2005, EPLI issued a press release announcing that, as of October 25, 2005, it had received valid tenders and consents from holders of approximately $70 million in aggregate principal amount of the Intermediate Notes, representing approximately 100% of the outstanding Intermediate Notes, in connection with the cash tender offer and consent solicitation for the Intermediate Notes. On November 2, 2005, EPLI and The Bank of New York, as trustee (the “Trustee”), entered into a Supplemental Indenture (the “EPLI Supplemental Indenture”), which amends the Indenture, dated as of March 31, 2004 (the “EPLI Indenture”), among EPLI, the Company, and the Trustee, governing the Senior Secured Notes. The EPLI Supplemental Indenture eliminates substantially all of the restrictive covenants and certain default triggers in the EPLI Indenture. The EPLI Supplemental Indenture is further described in EPLI’s Current Report on Form 8-K as filed with the Commission on November 4, 2005. The consummation of the tender offer is subject to a number of conditions, as further described in EPLI’s Current Report filed on Form 8-K as filed with the Commission on October 13, 2005.

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

We do not consider the change in fair value of our long-term fixed rate debt resulting from a hypothetical 10% fluctuation in interest rates, as of September 30, 2005 to be material.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting either during the quarter or subsequent to the date we completed our evaluation.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On or about October 18, 2005, Salvador Amezcua, on behalf of himself and all others similarly situated, filed a purported class action complaint against us in the Superior Court of the State of California, County of Los Angeles. This action alleges certain violations of California labor laws and the California Business and Professions Code, based on, among other things, failure to pay overtime compensation, unlawful deductions from earnings and unfair competition. Plaintiffs’ requested remedies include compensatory damages, injunctive relief, disgorgement of profits and reasonable attorneys’ fees and costs. We have not yet been served with this complaint. While we intend to defend against this action vigorously, the ultimate outcome of this case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment or a likely range of damages in the event of an adverse judgment. Any settlement of or judgment with a negative outcome arising from such lawsuit could have an adverse material impact.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit Number	Description of Documents
2.1	Stock Purchase Agreement dated as of September 27, 2005 among Chicken Acquisition Corp., EPL Holdings, Inc., EPL Intermediate, Inc., EL Pollo Loco, Inc, the equityholders of the EPL Holdings, Inc. parties thereto, and American Securities Capital Partners, L.P.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL POLLO LOCO, INC.

Date: November 10, 2005	By:	/S/ STEPHEN E. CARLEY
Stephen E. Carley Chief Executive Officer

	By:	/S/ JOSEPH STEIN
Joseph Stein Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents
2.1	Stock Purchase Agreement dated as of September 27, 2005 among Chicken Acquisition Corp., EPL Holdings, Inc., EPL Intermediate, Inc., EL Pollo Loco, Inc, the equityholders of the EPL Holdings, Inc. parties thereto, and American Securities Capital Partners, L.P.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

26